Form 10-K
period 2009-12-31
Industrial Income Trust Inc.
filed 2010-03-26
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-159445

Industrial Income Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-0477259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2009.

As of March 26, 2010, the Registrant had issued and outstanding 20,200 shares of common stock, all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward looking statements. These statements are only predictions. We caution that forward looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward looking statements. Forward looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the proceeds raised in our initial public offering;

•	Continued or worsening difficulties in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	The availability of capital;

•	Interest rates; and

•	Changes to U.S. generally accepted accounting principles.

Any of the assumptions underlying forward looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward looking statements included in this report on Form 10-K. All forward looking statements are made as of the date of this report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements after the date of this report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this report on Form 10-K will be achieved.

PART I

ITEM 1.	BUSINESS

Overview

We are a newly organized company formed principally to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers.

We were formed as a Maryland corporation on May 19, 2009 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” commencing with the taxable year ending December 31, 2010. Our office is located at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202 and our main telephone number is (303) 228-2200.

We are externally advised and managed by Industrial Income Advisors LLC, or the “Advisor,” an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We conduct substantially all our business and will own (either directly or indirectly through subsidiaries, partnerships or joint ventures) substantially all our assets through our operating partnership, Industrial Income Operating Partnership LP, or the “Operating Partnership,” of which we are the sole general partner.

On May 22, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with our initial public offering of up to $2,000,000,000 in shares of our common stock, which was subsequently declared effective on December 18, 2009. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” As of March 26, 2010, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we have not commenced formal operations.

Prior to giving effect to the initial public offering, our sole investors were the Advisor and Industrial Income Advisors Group LLC, or the “Sponsor,” which currently own 20,000 shares and 200 shares of our common stock, respectively. The Sponsor has contributed $1,000 to the Operating Partnership in connection with our formation. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. John A. Blumberg, James R. Mulvihill and Evan H. Zucker are a part of the Advisor’s management team.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders. Neither we nor the Advisor have presently identified, acquired or contracted to acquire any real property, debt or other investment.

Investment Strategy

We intend to focus our investment activities on, and use the proceeds of our initial public offering principally for, the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Although we intend to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate related debt. Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements, and may include (i) equity investments in commercial real properties, (ii) mortgage, mezzanine, construction, bridge and other loans related to real estate and (iii) investments in other real estate related entities, including REITs, private real estate funds, real estate management companies, real estate development companies and debt funds, both foreign and domestic.

Liquidity Events

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including but not limited to (i) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. We presently intend to consider alternatives for effecting a Liquidity Event for our stockholders beginning generally seven years following the investment of substantially all of the net proceeds from all offerings made by us. Although our intention is to seek a Liquidity Event generally within seven to ten years following the investment of substantially all of the net proceeds from all offerings made by us, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. Alternatively, we may seek to complete a Liquidity Event earlier than seven years following the investment of substantially all of the net proceeds from all offerings made by us. For purposes of the time frame for seeking a Liquidity Event, investment of “substantially all” of the net proceeds means the equity investment of 90% or more of the net proceeds from all offerings made by us.

Tax Status

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, effective for our taxable year ending December 31, 2010. A REIT is not generally subject to federal corporate income taxes on the portion of its net income that is distributed to the REIT’s stockholders. If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we have been organized and operated in such a manner as to qualify for treatment as a REIT beginning with our taxable year ending December 31, 2010 and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Competition

We believe that the current market for investing in real estate is extremely competitive. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We have no prior operating history and as a result, many of our competitors have substantially more investing and operating experience than either we or our Advisor.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including (i) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of the Advisor and its key personnel, (iii) conflicts related to our potential acquisition of assets from affiliates of the Advisor, and (iv) conflicts with respect to the allocation of investment opportunities. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders. See “Item 13. Certain Relationships and Related Transactions” for a description of the conflicts of interest as a result of our relationships with the Advisor and its affiliates.

Compliance With Federal, State And Local Environmental Laws

Properties that we may acquire, and the properties underlying our investments, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have entered into an Advisory Agreement with our Advisor which provides that our Advisor will assume principal responsibility for managing our affairs and we compensate the Advisor for these services. Therefore, our executive officers, in their capacity as such, do not receive compensation directly from us, and as a result, we have no employees. See “Item 10. Directors, Executive Officers and Corporate Governance” for additional discussion regarding our directors and executive officers.

Internet Address

Our internet address is http://www.industrialincome.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, if any, our prospectus and amendments to such prospectus, if any, as filed with the SEC as soon as reasonably practicable after such filing.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS, INVESTING IN OUR OFFERING AND OUR CORPORATE STRUCTURE

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a twelve month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what they paid, less than their proportionate value of the assets we own and less than the amount they would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer manager fee and acquisition fees in connection with our public offering. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss, and in the event of a liquidity event or our liquidation, they may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Prospective stockholders should consider our shares of common stock as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

Our initial public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

Our initial public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will be thinly capitalized and will make fewer investments in properties, if at all, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our real property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

We will pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our initial public offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable by us may increase or decrease during our initial public offering or future offerings, if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Stockholders are limited in their ability to sell their shares of common stock pursuant to our share redemption program, stockholders may not be able to sell any of their shares of our common stock back to us and, if they do sell their shares, they may not receive the price they paid.

Our share redemption program may provide stockholders with only a limited opportunity to have their shares of common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed after they have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our OP Units to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

We may have difficulty funding our distributions with funds provided by our operations; therefore, we may use cash flows from financing activities, which include borrowings, cash resulting from a waiver or deferral of fees, proceeds of our initial public offering, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of an investment in shares of our common stock by creating future liabilities, reducing the return on the investment or otherwise.

Our long-term corporate strategy is to fund the payment of regular quarterly distributions to our stockholders entirely from funds from our operations. However, until the proceeds from our initial public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees, net proceeds of our initial public offering (provided that proceeds from our initial public offering may be used only for a period of up to one year after we meet the minimum offering requirements and break escrow), or other sources to fund distributions to our stockholders. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions other than the one year limitation for using proceeds from our initial public offering after meeting the minimum offering requirements and breaking escrow. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of an investment in shares of our common stock. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various forms of Liquidity Events including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. However, there can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event. Our charter does not require us to have a finite date for a Liquidity Event and does not assure that a Liquidity Event will occur. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

Payments to the holder of the Special Units or cash redemptions by holders of OP Units will reduce cash available for distribution to our stockholders and our ability to honor their redemption requests under our share redemption program.

The Sponsor, the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of specified events, including, among other events, termination or non-renewal of the Advisory Agreement upon a merger or sale of assets or otherwise. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

The holders of OP Units (other than us and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available for other purposes, including for distributions and for redemption requests under our share redemption program.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make regular quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations (including the payment of fees and expenses to our Advisor and its affiliates), which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions would also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may consider internalizing the functions performed for us by our Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets, including some or all of its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If we were to internalize our management or if another investment program, whether sponsored by our Sponsor or otherwise, hires the employees of our Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We will rely on persons employed by the Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of the Advisor or to maintain a relationship with our Sponsor. In addition, some of the employees of the Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the Advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in shares of our common stock.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, could be accompanied by restrictive covenants, and generally make us subject to the risks associated with leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in shares of our common stock.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

We anticipate that our investments will be concentrated primarily in the industrial real estate sector and in the largest distribution and logistics markets in the United States, and our business would be adversely affected by an economic downturn in that sector or in those geographic areas.

We anticipate that our investment in real estate assets will be primarily concentrated in the industrial real estate sector and that our investments will be concentrated in the largest distribution and logistics markets in the United States. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our initial public offering in other sectors of the real estate industry; and such geographic concentrations may expose us to the risk of economic downturns in these areas. In addition, if our tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

The current national and world-wide economic slowdown, a lengthy recession and volatile market conditions could harm our operations, cash flows and financial condition and lower returns to our stockholders.

Dislocations and liquidity disruptions in the capital and credit markets as have been experienced during 2008 and 2009, and which continues today, could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets continue for a lengthy period as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, a prolonged recession could negatively impact our real property investments as a result of increased tenant delinquencies and/or defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because some of our potential debt investments could consist of mortgages secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

Declining real estate values would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of default because the value of our collateral may be insufficient to cover our basis in the investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from investments in our portfolio as well as our ability to originate and/or sell loans.

Our operations could be negatively affected to a greater extent if the current economic downturn is prolonged or becomes more severe, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the offering in real properties, debt and other investments, we generally plan to hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, there can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, current cash flows from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank, and after January 1, 2014, the amount insured will revert to $100,000. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000 (or over $100,000 after January 1, 2014). The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of stockholders’ investment.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, or war may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in such stockholders’ best interests.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We may acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in real property, interests in Delaware statutory trusts that own real property and/or similar interests, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s potential private placements of tenancy-in-common interests in real properties, Delaware statutory trust interests and/or similar interests could subject us to liabilities from litigation or otherwise.

The Operating Partnership may offer undivided tenancy-in-common interests in real properties, interests in Delaware statutory trusts that own real properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the real properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in- common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

If, through joint ventures or other co-ownership arrangement, we invest in a limited partnership entity, then we may acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our Advisor and its affiliates for any liability or loss suffered by them or hold our directors, our Advisor and its affiliates harmless for any liability or loss suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. In addition, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real property including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of the respective real property investments. We are unable to predict future changes in these market conditions. For example, a continuing recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments.

Adverse economic conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on us.

Our results of operations depend substantially on our ability to lease the areas available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer tenant incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our assets:

•	Continuing recession and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in a decline in our lease prices or an increase in defaults by tenants;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality tenants;

•	Default or breaches by our tenants of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

These factors may be amplified in light of the current economic crisis. We anticipate that our investments in real estate assets will be concentrated in industrial properties, and the demand for industrial space in the United States is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.

The market for commercial real estate is experiencing rising vacancy rates, particularly in certain large metropolitan areas, which could result in lower revenues for us.

The global economic recession has negatively impacted the commercial real estate market in the United States, particularly in certain large metropolitan areas, as a result of, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Current economic conditions could also adversely affect the financial condition of the tenants that will occupy our real properties and, as a result, their ability to pay us rents. Overall vacancy rates have risen and rents have decreased for commercial properties compared to previous quarters with little evidence that commercial real estate market fundamentals are stabilizing or improving. We believe that the risks associated with our business will be more severe if the recession continues for an extended period of time, the economy deteriorates further, or commercial real estate values continue to decline. Our revenues will decline and our ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

Risks related to the development of real properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential tenants for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability; and

•	Changes in tax, real estate and zoning laws may be unfavorable to us.

In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability.

Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations and financial condition.

Delays in the acquisition, development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. In particular, the uncertain state of the current credit markets has resulted in generally lower transaction volume in the broader real estate market, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in real property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders’ returns until the capital is invested.

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.

Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by such a joint venture partner or co-tenant, which are generally out of our control, might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns, particularly if the joint venture agreement provides that the joint venture partner is the managing partner or otherwise maintains a controlling interest that could allow it to take actions contrary to our interests.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property.

We may also be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot make any assurances that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All of these provisions would restrict our ability to sell a property.

We are dependent on tenants for revenue and our inability to lease our real properties or to collect rent from our tenants will adversely affect our results of operations and returns to our stockholders.

Our revenues from real property investments will depend on the creditworthiness of our tenants and would be adversely affected by the loss of or default by significant lessees. In addition, certain of our real properties may be occupied by a single tenant, and as a result, the success of those real properties will depend on the financial stability of that tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the real property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or at all or sell the real property without incurring a loss.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and our real property may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we may not be able to pass these increases on to our tenants. To the extent such increases cannot be passed on to our tenants, any such increases would cause our cash flow and our operating results to decrease.

We compete with numerous other parties or entities for real property investments and tenants and may not compete successfully.

We will compete with numerous other persons or entities seeking to buy or develop real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

The operating results of the assets that we own may be impacted by our tenants’ financial condition.

Our income derives primarily from lease payment made by our tenants. As such, our performance is indirectly affected by the financial results of our tenants, as difficulties experienced by our tenants could result in defaults in their obligations to us. Furthermore, certain of our assets may utilize leases with payments directly related to tenant sales, where the amount of rent that we charge a tenant is calculated as a percentage of such tenant’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by tenants leasing space in such assets.

The financial results of our tenants can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. The present economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the tenants located in the assets that we own and manage. A drop in demand, as a result of the current slowdown in the U.S. and global economy or otherwise, could result in a reduction in tenant performance and consequently, adversely affect us.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: (i) if we planned to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with our strategy; and (ii) if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect us.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to construction, zoning, use of the soil, environmental protection and historical heritage, lease and condominium, all of which affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets or to carry out our development projects.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect us.

Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property and other taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our stockholders’ returns.

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Due to the current depressed and volatile market conditions for insurance companies, among others, there may be fewer companies from which to purchase insurance, thereby making insurance more scarce and, when available, more expensive. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. We cannot make any assurances that funding will be available to us for repair or reconstruction of damaged real property in the future or for liability payments to accident victims.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We intend to invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties will have been subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not then currently exist or may not arise in the future, with respect to any potential properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the then current environmental condition of our potential properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. There cannot be any assurance that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our initial public offering will be used to acquire real property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. There cannot be any assurance that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the United States, most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this report, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO INVESTMENTS IN DEBT

The mortgage loans in which we invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. If current market conditions continue to deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans, B-notes and other junior financings in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans, B-notes and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a mortgage loan borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. If the borrower defaults on any debt senior to our loan, we may have the right, under certain circumstances, to cure the default by paying off this senior debt; however, we may not have sufficient cash to do so, or we may choose not to pay off such senior debt in order to avoid additional investment exposure to the asset, potentially resulting in the loss of some or all of our investment. If we cure the default by paying off the senior debt and ultimately foreclose on the property, we could become subject to liabilities associated with the property, including liabilities relating to taxes and environmental matters. In addition, mezzanine loans typically have higher overall loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-notes. A B-note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain B-note investments, particularly in situations where the A-note holders have the right to trigger an appraisal process pursuant to which control would shift from the holder of the B-note when it is determined, for instance, that a significant portion of the B-note is unlikely to be recovered. We cannot predict the terms of each B-note investment. Further, B-notes typically are secured by a single property, and, as a result, reflect the increased risks associated with a single property compared to a pool of properties. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note or the need to acquire or payoff the A-note. Acquiring or paying off the A-note could require a significant amount of cash, and we may not have sufficient cash to be able to do so.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by real property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse affect on our results of operations and financial condition.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect our value.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower of a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks, permitting risks, other construction risks and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments of interest or principal to us.

To close transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.

We may gain a competitive advantage by, from time to time, being able to analyze and close debt financing transactions within a very short period of time. Our underwriting guidelines contemplate an analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.

Interest rate fluctuations and changes in prepayment rates could cause the value of our debt investments to decrease or could reduce our ability to generate income from such investments.

Interest rate risk is the risk that debt investments will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on our debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under mortgage or other types of loans that we make, we may not be able to repossess and sell the underlying properties or equity collateral quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor or other borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or other equity collateral or to obtain proceeds sufficient to repay all amounts due to us on the mortgage or other type of loan.

We may make investments in non-U.S. dollar denominated debt, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed in this report, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders.

We may invest in real estate-related preferred equity securities, which may involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which are currently volatile and which securities may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment. Since there may be a number of debt obligations that have priority over our preferred stock investment, any determination by us to cure defaults could be costly and we may not have the cash to be able to do so. If we become the equity owner of the issuer, we would be responsible for other liabilities of the issuer, including liabilities relating to taxes and environmental matters.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE RELATED ENTITIES

Investments in securities of real estate related entities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated securities of real estate related entities.

We may invest in debt or equity securities of both publicly traded and private real estate related entities (including preferred equity securities having some of the same characteristics as debt). Our investments in such securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of such securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate related investments discussed in this report.

Equity securities of real estate related entities are typically unsecured and subordinated to other obligations of the issuer. Investments in such equity securities are subject to risks of: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility in the case of traded equity securities; (3) subordination to the debt and other liabilities of the issuer, in situations in which we buy equity securities; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service and other obligations and, therefore, to make payments to us on any debt securities we may purchase or to make distributions to us on any equity securities we may purchase; and (5) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

RISKS ASSOCIATED WITH DEBT FINANCING

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our debt and other assets. In addition, we may incur mortgage debt and pledge some or all of our real properties or other assets as security for that debt to obtain funds to acquire additional real property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of stockholders’

investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

We may not be able to obtain debt financing necessary to run our business.

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our real properties, and for other purposes. Under current market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Increases in mortgage interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Our debt may be subject to the fluctuation of market interest rates such as LIBOR, Prime, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any retail assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, make distributions under certain circumstances or replace the advisor as our advisor. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, such arrangements may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

The derivative instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on stockholders’ investment.

We may use derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. There cannot be any assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments will result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

Our Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel, other employees and affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, Total Realty Trust, Income Property Trust and one or more debt funds that an affiliate of the Sponsor, Fundcore Finance Group LLC, may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate (which we refer to herein collectively as the “Fundcore Funds”). We are not able to estimate the amount of time that such management personnel, other employees, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other employees, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. We expect that as our investment activities expand, the Advisor will attempt to hire additional employees; however, there can be no assurance that the Advisor’s affiliates and related parties will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and joint venture partners or co-owners, which could result in actions that are not in stockholders’ best interests.

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

Public offerings of equity by us, which allow Dividend Capital Securities LLC, the dealer manager for our initial public offering (the “Dealer Manager”), to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property sales, which allow the Advisor to earn additional asset management fees, distributions from sales and possibly additional real estate sales commissions;

•	Property acquisitions from third parties or Sponsor affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities if allocated to other programs or business ventures instead of us.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor will increase if we use debt financing in connection with the acquisition of properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a fee equal to a percentage of the sales price of a property upon its sale. This fee may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor may also receive fees from our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us, other Sponsor affiliated entities and other business ventures could result in decisions that are not in stockholders’ best interests, which could hurt our ability to pay stockholders distributions or result in a decline in the value of stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in one other public offering for a Sponsor affiliated entity. In addition, we may compete with other entities affiliated with direct or indirect owners of our Sponsor, including, but not limited to, Total Realty Trust, Income Property Trust and the Fundcore Funds, for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity.

We may also co-invest or joint venture with other Sponsor affiliated entities. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party. In addition, we may share control with or cede control of the venture to the Sponsor affiliated entity and decisions could be made that are not in our best interests.

We may purchase real estate assets from affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from affiliates or other related entities of the Advisor that they currently own or hereafter acquire from third parties. The Advisor may also cause us to enter into a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. We may also purchase properties developed and completed by affiliates of the Advisor or provide loans for the development of properties being developed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Troy Bloom, John Blumberg, Greg Moran, James Mulvihill, Gary Reiff, Josh Widoff and Evan Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

The fees we pay to affiliates in connection with our initial public offering and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates for services they provide to us in connection with our initial public offering and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We will compete with other Sponsor affiliated entities for opportunities to acquire or sell investments, and for tenants, which may have an adverse impact on our operations.

We will compete with other Sponsor affiliated entities, and with other entities that Sponsor affiliated entities may advise or own interests in, whether existing or created in the future, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time as other Sponsor affiliated entities are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Sponsor affiliated entity. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Sponsor affiliated entities. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Sponsor affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Sponsor affiliated entities may have, and additional entities (including those that may be advised by Sponsor affiliated entities or in which Sponsor affiliated entities own interests) may be given, priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event there are investments that are equally suitable for both Total Realty Trust and us, we will have priority for the first three of any such four suitable investments to acquire industrial properties and make debt investments related to industrial properties and Total Realty Trust will have priority to invest in the fourth such suitable investment, and this process will continue in the same manner until the first time that Total Realty Trust has a cash balance of less than $100 million, after which the board of directors of Total Realty Trust and our board of directors will determine another appropriate allocation methodology, unless we and Total Realty Trust cannot agree to a new allocation methodology, in which case the original allocation methodology will remain in place. One of our independent directors, Mr. Charles Duke, is also an independent director for Total Realty Trust and currently holds options to purchase 25,000 shares of common stock of Total Realty Trust. If there are any transactions or policies affecting us and Total Realty Trust, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions. When the Income Property Trust offering commences, as between Income Property Trust and us, Income Property Trust will have the first opportunity to acquire any investment in income-producing retail properties located in the United States and Mexico. It is also anticipated that the Fundcore Funds will have priority over us in making debt investments that are equally suitable for us and such Fundcore Funds, including debt investments related to industrial properties. This competition may also result in conflicts of interest that are not resolved in our favor.

If we invest a percentage of the net proceeds of our initial public offering in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate our Advisor.

While a majority of our independent directors may terminate our Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the net proceed from our initial public offering in such joint-venture or co-ownership arrangements, an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of our Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year in which we satisfy the minimum offering requirements and break escrow, which is currently expected to be the year ending December 31, 2010. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. While we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, there cannot be any assurance that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Even if stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, if a stockholder is not a tax-exempt entity, such stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to shareholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to shareholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•

Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•

Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our initial public offering. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Liquidation of assets may jeopardize our REIT status.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and there cannot be any assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Recharacterization of transactions related to potential private placements by the Operating Partnership could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could recharacterize transactions related to private placements by the Operating Partnership such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There cannot be any assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. The REIT qualification “gross income tests” generally will treat any income from a hedging or similar transaction entered into by the REIT primarily to manage the risk of (1) interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or (2) currency fluctuations with respect to an item of qualifying income under the 95% or 75% income test as qualifying income for purposes of such test, provided we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

INVESTMENT COMPANY RISKS

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. We expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks.” We also may invest in other real estate investments, such as real estate related securities, and will otherwise be considered to be in the real estate business.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and Commission staff interpretations. The Company and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities because the issuing entity relies upon Section 3(c)(1) or 3(c)(7), then we will seek to assure that holdings of investment securities in any entity will not exceed 40% of the total assets of that entity as defined in the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.

Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets under the Investment Company Act, and no more than 20% may be comprised of assets that are not real estate related assets. Qualifying assets for this purpose include mortgage loans and other assets that the Commission staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets that do not qualify for treatment as qualifying assets any securities of companies primarily engaged in real estate businesses that are not within the scope of Commission staff policies regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including actions by the Division of Investment Management of the Commission providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the Commission staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the Commission staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Even if some interests in other entities were deemed to be investment securities, so long as investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no exemption from registration was available, then that entity might be required to register as an investment company. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. In that case we would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company.

If the Company or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce stockholders’ investment return or impair our ability to conduct our business as planned.

If we did become an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

ERISA RISKS

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on their investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 26, 2010, we had not yet acquired any real properties.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $2,000,000,000 in shares of our common stock pursuant to an effective registration statement, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. There is no established public trading market for the shares of our common stock.

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in the offering and sale of shares of our common stock pursuant to our initial public offering or that may participate in any future offering of our shares in their efforts to comply with FINRA Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that, as of December 31, 2009, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no significant public trading market for the shares at this time, and there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock has not been based on appraisals for any assets we currently own or may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if the assets we ultimately purchase were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in a primary share offering (whether in our initial public offering or a subsequent offering of primary shares), we intend to use the most recent offering price as the per share net asset value. We will continue to use the most recent primary share offering price as the per share net asset value until December 31st of the year following the year in which the most recently completed offering has expired unless a new offering has commenced prior to that time in which case we would use the new offering price. If following December 31st of the year following the year in which the most recently completed offering has expired there is no new offering in effect but our distribution reinvestment plan is still in effect, we will continue to use the most recent primary share offering price as the per share net asset value for so long as our distribution reinvestment plan is in place. If there is no primary share offering in effect and our distribution reinvestment plan has also expired or has otherwise been terminated, the value of the properties and our other assets will be based upon a valuation.

Distribution Reinvestment Plan

We maintain a distribution reinvestment plan for our stockholders to help facilitate investments in our shares of common stock. Our distribution reinvestment plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock at a price equal to $9.50 per share. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to participants. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated.

Subject to our right to terminate the plan, participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (i) all the common stock registered in our initial public offering or future offerings to be offered under our distribution reinvestment plan is issued, (ii) our initial public offering and any future offering pursuant to our distribution reinvestment plan terminate and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our distribution reinvestment plan, or (iii) the shares of our common stock are listed on a national securities exchange, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair market value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date.

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange or if a secondary market is otherwise established.

After our stockholders have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined below) in the event of the disability (as such term is defined in the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) 1/4th of five percent of the number of shares of common stock outstanding measured as of the same date in the prior calendar year and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding calendar quarter, which may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem in excess of 5% of the shares outstanding, measured as of the same date in the prior calendar year (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, debt related or other investments, or redemption of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock in any circumstances. The board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued by Commission staff that would allow such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain the necessary no-action letter from Commission staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, the board of directors may determine to modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

We have not redeemed any shares of our common stock as of March 26, 2010.

Holders

As of March 26, 2010 we had 20,200 shares of our common stock outstanding, held by a total of two stockholders.

Distributions

We intend to accrue and make distributions on a regular basis. In connection with a distribution to our stockholders, our board of directors will approve a regular distribution of a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the given period using daily record and declaration dates and our stockholders’ distributions will begin to accrue on the date we accept their subscription for shares of our common stock.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). Distributions will be authorized at the discretion of the board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board . The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of our Operating Partnership to transfer funds to us.

Our board of directors authorized a quarterly cash distribution of $0.15625 per share of common stock to all common stockholders of record as of the close of business on each day commencing on the date that we meet the minimum offering requirements in connection with our initial public offering and break escrow and ending on the last day of the quarter in which the minimum offering requirements are met and we break escrow (the “Initial Quarter”). Such distributions for the Initial Quarter will be paid on a date determined by us that is no later than the 15th day following the last day of the first calendar quarter after the Initial Quarter. To the extent that the minimum offering requirements are met and we break escrow on or before March 31, 2010, our board of directors also authorized a quarterly cash distribution of $0.15625 per share of common stock for the quarterly period ending June 30, 2010 to all common stockholders of record as of the close of business on each day of such quarter. As of March 26, 2010, we have not satisfied the minimum offering requirements and broken escrow.

Distributions will be calculated based on the number of days each stockholder has been a stockholder of record. Some or all of these distributions may be paid by the Company from sources other than cash flow from operations, such as cash flows from financing activities, which may include borrowings, cash resulting from a waiver or deferral of fees, and proceeds of the offering; provided that proceeds from the offering may be used only for a period of up to one year after the Company meets the minimum offering requirements and breaks escrow. Distributions for stockholders participating in the Company’s Distribution Reinvestment Plan will be reinvested into shares of the Company.

Recent Sales of Unregistered Securities

In July 2009, we issued 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of the Advisor, for $2,000 in cash. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. Blue Mesa Capital LLC subsequently sold these 200 shares to the Sponsor in September 2009.

In July 2009, the Operating Partnership issued 20,000 limited partnership units to the Advisor for total consideration of $200,000. The Operating Partnership relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. The Advisor subsequently exchanged these 20,000 limited partnership units on a one-for-one basis for 20,000 shares of our common stock in December 2009.

Use of Proceeds from Registered Securities

On December 18, 2009, our Registration Statement on Form S-11 (File No. 333-159445), covering our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act of 1933. Our initial public offering commenced on December 18, 2009 and is currently expected to terminate on or before December 18, 2011, unless extended by our board of directors for up to an additional one year period.

Through the Dealer Manager, we are offering to the public on a best efforts basis in our primary offering up to $1,500,000,000 in shares of our common stock. This means that we are offering up to 150,000,000 shares of our common stock at a price of $10.00 per share, however, if we sell shares at a discounted per share price as described in the prospectus for our initial public offering, we may sell more than 150,000,000 shares. We are also offering up to 52,631,579 shares of common stock at a price of $9.50 per share, for an aggregate price of $500,000,000, to be issued pursuant to our distribution reinvestment plan. We reserve the right to reallocate the shares between the primary offering and our distribution reinvestment plan.

As of March 26, 2010, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we have not commenced formal operations. We do not have an obligation to reimburse the Advisor for any organization and offering expenses or to pay to the Dealer Manager selling commissions or dealer manager fees until we achieve our minimum offering requirements and break escrow.

As of March 26, 2010, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

Equity Incentive Plan Information

We have adopted an equity incentive plan, effective December 15, 2009 (the “Equity Incentive Plan”), that provides for the grant of awards to our independent directors, employees, advisors and consultants selected by our board of directors, or, if formed, our Compensation Committee. Such awards may consist of stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock based awards. However, any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards to be issued to independent directors, employees and advisors shall not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent directors.

We have authorized and reserved for issuance under the Equity Incentive Plan a total of 2,000,000 shares of our common stock, and have also established an aggregate maximum of 5,000,000 shares that may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan. In addition, no more than 200,000 shares of our common stock may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 shares of our common stock may be made subject to stock based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend, extraordinary dividend, our board of directors, or, if formed, our Compensation Committee, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan.

Our board of directors, or, if formed, our Compensation Committee, will administer the Equity Incentive Plan, with sole authority (following consultation with the Advisor) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors, or, if formed, our Compensation Committee, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.

Options entitle the holder to purchase common stock for a specified exercise price during a specified period. Under the Equity Incentive Plan, we may grant options that are intended to be incentive stock options within the meaning of Section 422 of the Code (“incentive stock options”) or options that are not incentive stock options (“nonqualified stock options”). Incentive stock options and nonqualified stock options will generally have an exercise price that is not less than 100% of the fair market value of the common stock underlying the option on the date of grant and will expire, with certain exceptions, 10 years after such date.

Restricted share awards entitle the recipient to shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common stock shall be subject to the same restrictions as the underlying restricted shares.

Share appreciation rights entitle the recipient to receive from us at the time of exercise an amount in cash (or in some cases, common stock) equal to the excess of the fair market value of the shares of common stock underlying the share appreciation right on the date of exercise over the price specified at the time of grant, which cannot be less than the fair market value of the shares of common stock on the grant date.

Dividend equivalent rights entitle the recipient to receive, for a specified period, a payment equal to the quarterly dividend declared and paid by us on one common share. Dividend equivalent rights are forfeited to us upon the termination of the recipient’s employment or other relationship with us.

No restricted stock will be awarded under the Equity Incentive Plan if it would result in our being “closely-held” under the Code, jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions under our charter.

The following table gives information regarding our equity incentive plan as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	2,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,000,000	(1)

(1)	All shares authorized for issuance pursuant to awards not yet granted under the Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

We are a newly formed entity without any operating history. The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2009 and for the period from May 19, 2009 (inception) to December 31, 2009 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2009
Operating Data:
Organizational expenses	$136,902
General and administrative expenses	$716,826
Loss before other income	$(853,728)
Net loss allocated to noncontrolling interest	$(776,168)
Net loss attributable to common stockholders	$(77,560)
Balance Sheet Data:
Cash and cash equivalents	$186,165
Total assets	$2,184,543
Long-term obligations	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009, and for the period ended December 31, 2009.

Overview

We were formed as a Maryland corporation on May 19, 2009 to make equity and debt investments in income producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. On December 18, 2009, we commenced an initial public offering of up to $2,000,000,000 in shares of our common stock, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 26, 2010, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we have not commenced formal operations. As of March 26, 2010, we had not yet made any investments.

We will use the net proceeds from our initial public offering to make real property, debt and other investments and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties and to make debt and other investments.

As of the date of the filing of this report on Form 10-K, we have not entered into any arrangements to acquire any specific real property or to make any specific debt or other investments with the net proceeds from our initial public offering. The number and type of real properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time we are acquiring our investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than (i) the national and international economic conditions affecting real estate and the availability and cost of financing generally, and (ii) the potential for additional increases in interest rates (as discussed below), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or making debt or other investments. Specifically, we are aware of recent volatility in the commercial real estate debt markets, which has effectively reduced the amount of capital available to finance real estate.

During 2009, industrial property fundamentals have continued to mirror global economic weakness. Companies in the industrial warehouse sector are experiencing a very challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. The industrial property industry as a whole has experienced significantly reduced levels of new supply. We expect demand in the U.S. for industrial warehouse properties to improve as gross domestic product growth returns.

The Advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The proceeds of our initial public offering will provide funds to enable us to purchase real property, debt and other investments. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional investments, increase cash flow, further diversify our portfolio and for other uses.

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT beginning with the tax year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the tax year ending December 31, 2010, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution tests are satisfied.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real property, debt and other investments, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of the Investment Committee and our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties, debt, or other investments, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Results of Operations

As of the date of the filing of this report on Form 10-K, we are in our organizational and development stage and have not commenced significant operations.

Inflation

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not reimbursed or paid by our tenants. Some of our leases may require our tenants to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, some of our leases may provide for fixed base rent increases or indexed increases. As a result, some inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or “GAAP.” The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Valuation and Allocation of Real Property Acquisitions

Upon acquisition, the purchase price of a real property will be allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible asset or liability results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases. Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of theses uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation and allocation could be negatively affected and may result in a negative impact as to the amount of depreciation and amortization that should have been recorded.

Impairment of Long-lived Assets

Long-lived assets to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We will periodically evaluate the recoverability of long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Noncontrolling Interests

We include the accounts of all entities in which we hold a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheet within equity, separately from our equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to us and noncontrolling interests.

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our shareholders’ equity. Net income or loss related to these noncontrolling interests are included in net income or loss in the consolidated statements of operations.

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Distributions

We intend to qualify as a REIT for tax purposes, and in order to qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. We intend to accrue and make distributions on a regular basis beginning no later than the first calendar quarter after the quarter in which the minimum offering requirements are met and we break escrow. Our board of directors authorized a quarterly cash distribution of $0.15625 per share of common stock to all common stockholders of record as of the close of business on each day commencing on the date that we meet the minimum offering requirements in connection with the our initial public offering and break escrow and ending on the last day of the quarter in which the minimum offering requirements are met and we break escrow (the “Initial Quarter”). Such distributions for the Initial Quarter will be paid on a date determined by us that is no later than the 15th day following the last day of the first calendar quarter after the Initial Quarter. To the extent that the minimum offering requirements are met and we break escrow on or before March 31, 2010, our board of directors also authorized a quarterly cash distribution of $0.15625 per share of common stock for the quarterly period ending June 30, 2010 to all common stockholders of record as of the close of business on each day of such quarter. As of March 26, 2010, we have not satisfied the minimum offering requirements and broken escrow.

Until the net proceeds from our initial public offering are fully invested and from time to time thereafter, we may not generate sufficient cash flow from operations or funds from operations to fully fund distributions. Therefore, particularly in the earlier stages of the offering, some or all of our distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and the net proceeds of our initial public offering (provided that proceeds from our initial public offering may be used only for a period of up to one year after we meet the minimum offering requirements and break escrow). We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Assuming we declare daily distributions during the period in which our stockholders own shares of our common stock, their distributions will begin to accrue on the date we accept their subscription for shares of our common stock, which is subject to, among other things, their meeting the applicable suitability requirements for our initial public offering and the Company breaking escrow due to satisfaction of the minimum offering requirements.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders’ investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President (Principal Executive Officer) and Senior Vice President and Treasurer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Industrial Income Trust or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Senior Vice President and Treasurer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Internal Control Over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Evan H. Zucker	44	President
John A. Blumberg	50	Chairman and Director
Marshall M. Burton	41	Director*
Charles B. Duke	51	Director*
Troy J. Bloom	34	Senior Vice President and Treasurer
Joshua J. Widoff	39	Senior Vice President, Secretary and General Counsel

*	Denotes an Independent Director.

Evan H. Zucker, age 44, serves as our President. Mr. Zucker is a manager of the Advisor and is a manager of Dividend Capital Total Advisors LLC, the advisor to Total Realty Trust. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of September 30, 2009, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $5.9 billion. In 1993 Mr. Zucker co-founded American Real Estate Investment Corp. (which subsequently became Keystone Property Trust, NYSE: KTR) which was an industrial, office and logistics REIT and was acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.

John A. Blumberg, age 50, serves as our Chairman of the board of directors and has served as a member of our board of directors since October 2009. Mr. Blumberg also served as a member of our board of directors from May 2009 to August 2009. Mr. Blumberg has been a manager of the Advisor since May 2009 and is a manager of Dividend Capital Total Advisors LLC, the advisor to Total Realty Trust. Mr. Blumberg has served as the President and as a director of Income Property Trust since November 2008, and has served as the Chairman of the Board of Directors of Total Realty Trust since January 2006. Mr. Blumberg is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. He is also a co-founder of Mexico Retail Properties and Mr. Blumberg’s primary occupation has been serving as its Chief Executive Officer since 2002. Mexico Retail Properties is a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and, as of September 30, 2009, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $5.9 billion. Prior to co-founding Black Creek Group LLC, Mr. Blumberg served in various positions with Manufacturers Hanover Trust, Chemical Bank, most recently as President of Chemical Real Estate, Inc. and its predecessor company, Manufacturers Hanover Real Estate Inc. In this capacity Mr. Blumberg oversaw real estate investment banking, merchant banking and loan syndications. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

We believe that Mr. Blumberg’s qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 17 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, the various leadership roles he held while with Manufacturers Hanover Trust, Chemical Bank and his vast experience as a leader of and advisor to real estate investment companies, including Total Realty Trust and Mexico Retail Properties.

Marshall M. Burton, age 41, has served as an independent director of our board of directors since December 2009. Mr. Burton has more than 15 years of commercial real estate experience, including development, leasing, investment and management. Mr. Burton is currently Senior Vice President of McWhinney, where, as founder of the company’s Denver office, he oversees commercial development operations for the organization. Since 1991, McWhinney has planned and developed more than 6,000 acres in several master-planned communities and over 3.3 million square feet of vertical commercial and mixed-use properties throughout the Rocky Mountain region and on the West Coast. Prior to joining McWhinney in 2010, Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C. in 2009, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. Since 1996, Opus Northwest has completed over 61 million square feet of commercial development, including industrial properties, valued in excess of $8 billion. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of directors include his over 15 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Charles B. Duke, age 51, has served as an independent director of our board of directors since December 2009. Mr. Duke has also served as an independent director on the board of directors of Total Realty Trust since January 2006. Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies, since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and FINRA-member company based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

As the audit committee financial expert, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke’s qualifications to serve on our board of directors include his considerable experience in financial matters, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.

Troy J. Bloom, age 34, serves as our Senior Vice President and Treasurer. Mr. Bloom has also served as the Senior Vice President and Treasurer of Income Property Trust since November 2008, and has held various positions at Total Realty Trust, including Secretary from January 2006 through September 2007, Vice President from January 2007 through March 2008, and Senior Vice President from March 2008 through the present. Mr. Bloom has been active in investment banking, capital raising and structured financings for real estate and other corporate clients since 1999. Mr. Bloom joined Dividend Capital Group LLC and Black Creek Group LLC in September 2003, where he has been responsible for transaction structuring and capital raising for both entities and their affiliates. Mr. Bloom has held various positions at Dividend Capital Group LLC and Black Creek

Group LLC, including Associate from September 2003 through January 2007, and Managing Director from January 2007 through the present. Prior to joining Dividend Capital Group LLC and Black Creek Group LLC, from July 1999 to August 2003 Mr. Bloom held various investment banking positions with Merrill Lynch, most recently as an Associate in the Global Markets & Investment Banking Division, where he participated in structured finance transactions involving real estate and other asset classes. Mr. Bloom holds a Bachelor’s degree in Finance with honors from Pennsylvania State University.

Joshua J. Widoff, age 39, serves as our Senior Vice President, Secretary and General Counsel. Mr. Widoff has served as the Senior Vice President and Secretary of Income Property Trust since November 2008, and as the Senior Vice President, General Counsel and Secretary of Total Realty Trust since September 2007. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007. Prior to joining Total Realty Trust and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Messrs. Bloom and Widoff are employed by the Advisor. Mr. Blumberg and Mr. Zucker are principals of the Advisor. Our directors and executive officers will serve until their successors are elected and qualified.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors. Additionally, our board of directors has adopted a Code of Ethics for our President and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our President and Senior Financial Officers are included as exhibits to this Annual Report on Form 10-K. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our President and Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics and the Code of Ethics for our President and Senior Financial Officers on our website at http://www.industrialincome.com; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

We pay each of our independent directors $8,750 per quarter plus $2,500 for each board of directors or committee meeting attended in person and $1,000 for each board of directors or committee meeting attended by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.

We pay the following annual retainers (to be prorated for a partial term) to the Chairpersons of our board committees, provided that such Chairpersons are independent directors:

•	$7,500 to the Chairperson of our audit committee; and

•	$5,000 to the Chairperson of each of our other committees.

Mr. Duke serves as Chairman of our audit committee and Mr. Blumberg serves as Chairman of our investment committee.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Total (1)
John A. Blumberg	—	—
Marshall M. Burton	$5,417	$5,417
Charles B. Duke	$5,417	$5,417
Matthew D. Hickey	—	—
Peter Linneman, Ph.D.	—	—
Christopher Peatross	—	—
Gary M. Reiff	—	—
Jeffrey H. Schwartz	—	—

(1)	No other compensation was paid or issued to our directors during the fiscal year ended December 31, 2009.

Compensation Discussion and Analysis

Because our Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive compensation directly from us. However, in their capacities as officers or employees of our Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. Our Advisor has informed us that, because the services performed by its officers or employees in their capacities as such may not be performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by the Advisor or its affiliates that relates solely to their services as our executive officers, other than any compensation paid to them in the future in the form of equity interests in us.

We have not paid any compensation to the Advisor or its affiliates. See “Item 13. Certain Relationships and Related Transactions” and Note 4 to our Financial Statements for a summary of the fees and expenses we expect to pay to the Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our two independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT DIRECTORS:

Marshall M. Burton Charles B. Duke

The foregoing report shall not be deemed to be “soliciting material” or incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities

Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our two independent directors perform an equivalent function. Neither of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2009, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2009, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our Compensation Committee, if formed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Sponsor and the Advisor currently own 200 shares and 20,000 shares of our common stock, respectively, which represent 100% of our issued and outstanding shares of common stock as of the date of this report. The Sponsor has also contributed $1,000 to the Operating Partnership in exchange for OP Units and is currently its sole limited partner. For so long as the Advisor serves as our advisor, the Advisor may not sell its shares of our common stock and the Sponsor may not sell its OP Units.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Shares of Our Common Stock and OP Units

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Industrial Income Advisors Group LLC (the “Sponsor”) (2)	200 Shares	*
	100 Special Units (3)	—
Industrial Income Advisors LLC (the “Advisor”) (2)	20,000 Shares	99.01%
Evan H. Zucker (President)	— (2)	* (2)
John A. Blumberg (Chairman and Director)	— (2)	* (2)
Marshall M. Burton (Director)	—	*
Charles B. Duke (Director)	—	*
Troy J. Bloom (Senior Vice President and Treasurer)	—	*
Joshua J. Widoff (Senior Vice President, Secretary and General Counsel)	—	*
Beneficial ownership of common stock by all directors and executive officers as a group (6 persons)	20,200 Shares	100.00%

*	Less than 1%.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The Advisor and the Sponsor are presently each directly or indirectly jointly controlled by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates.
(3)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances. See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For information regarding our equity incentive plan, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Incentive Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

The Advisor is an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to an advisory agreement, dated December 16, 2009, or the “Advisory Agreement.” The Advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary and as a fiduciary of our stockholders.

Under the terms of the Advisory Agreement, the Advisor will use commercially reasonable efforts, subject to the oversight, review and approval of the board of directors, to perform the following:

•	Participate in formulating an investment strategy consistent with achieving our investment objectives;

•	Manage and supervise the offering process as it relates to offerings of our common stock;

•

Research, identify, review and recommend for approval to our board of directors or Investment Committee, as applicable, real property, debt and other investments and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	Actively oversee and manage our investment portfolio for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	Select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	Arrange for financing and refinancing of our assets; and

•	Recommend various Liquidity Events to our board of directors when appropriate.

The term of the Advisory Agreement ends on December 16, 2010, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” (as defined in the Advisory Agreement) or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party; or

•	With “good reason” (as defined in the Advisory Agreement) by the Advisor upon 60 days’ written notice.

In the event of the termination of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to the Advisor and Affiliates

The Advisor and other affiliates will receive compensation and fees for services related to our initial public offering and for the investment and management of our assets, subject to review and approval of our independent directors. These include sales commissions, dealer manager fees, acquisition fees, asset management fees, property management fees, real estate commissions and potential other fees. In addition, Industrial Income Advisors Group LLC, the parent of the Advisor, has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See Note 4—Related Party Transactions, and Note 5—Noncontrolling Interests within the Consolidated Financial Statements for a detailed discussion of each of these fees, commissions and other forms of compensation.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated December 18, 2009, or the “Dealer Manager Agreement,” with Dividend Capital Securities LLC, or the “Dealer Manager,” in connection with our initial public offering. The Dealer Manager is an affiliate of ours and a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the Dealer Manager Agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. We pay the Dealer Manager a sales commission of up to 7.0% of the gross proceeds from the sale of shares of our common stock sold in the primary offering and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in the primary offering.

Property Management Agreement

We have entered into a property management agreement dated December 16, 2009, or the “Property Management Agreement,” with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements.

Conflicts of Interest

The Advisor and certain of our other affiliates are subject to conflicts of interest in connection with the management of our business affairs, including the following:

•

The managers, directors, officers and other employees of the Advisor, its affiliates and related parties, must allocate their time between advising us and managing various other real estate programs and projects and business activities in which they may be involved, which may be numerous and may change as programs are closed or new programs are formed;

•	The compensation payable by us to the Advisor and other affiliates may not be on terms that would result from arm’s length negotiations between unaffiliated parties;

•

We may purchase assets from, sell assets to, or enter into business combinations involving certain affiliates of the Advisor (if approved by a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction, as being fair and reasonable to us);

•

We cannot guarantee that the terms of any joint venture entered into with affiliated entities proposed by the Advisor will be equally beneficial to us as those that would result from arm’s length negotiations between unaffiliated parties;

•

We expect to compete with certain affiliates of direct or indirect owners of our Sponsor for investments, including Dividend Capital Total Realty Trust Inc. (which we refer to herein as “Total Realty Trust”), Income Property Trust of the Americas Inc. (which we refer to herein as “Income Property Trust”) and the Fundcore Funds, subjecting the Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf;

•

Regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to our stockholders, the Advisor and its affiliates will receive certain fees in connection with transactions involving the purchase, management and sale of our investments;

•

Our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor will increase if we use debt financing to acquire properties; and

•

The Property Manager and the Dealer Manager are affiliates of ours. As a result, (i) we may not always have the benefit of independent property management, (ii) we do not have the benefit of an independent dealer manager and (iii) our stockholders do not have the benefit of an independent third party review of our initial public offering to the same extent as if we and the Dealer Manager were unaffiliated.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, our anticipated acquisition of assets from affiliates of the Advisor, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates.

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Director Independence

We have a total of three directors on our board of directors, two of whom are independent. Our full board of directors has determined that each of Messrs. Marshall M. Burton and Charles B. Duke are independent within the meaning of the applicable (i) provisions set forth in our charter, (ii) requirements set forth in the Exchange Act and the applicable Commission rules, and (iii) although our shares are not listed on the New York Stock Exchange (the

“NYSE”), independence rules set forth in the NYSE Listed Company Manual. Our board applies the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices.

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with the Sponsor or the Advisor within the previous two years by virtue of:

•	ownership interests in the Sponsor, the Advisor or any of their affiliates;

•	employment by the Sponsor, the Advisor or any of their affiliates;

•	service as an officer or director of the Sponsor, the Advisor or any of their affiliates;

•	performance of services, other than as a director for us;

•	service as a director of more than three real estate investment trusts organized by the Sponsor or advised by the Advisor; or

•	maintenance of a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates.

We currently have an audit committee, which is comprised solely of our independent directors, Messrs. Burton and Duke. We do not yet have a nominating committee or compensation committee. However, we intend that our nominating and compensation committees, if formed, would be comprised entirely of independent directors. In lieu of formal nominating and compensation committees, our two independent directors perform an equivalent function.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees

Total fees for audit services rendered by KPMG LLP for the period from our inception on May 19, 2009 to December 31, 2009 were $46,388 and all fees were determined to be Audit Fees. Audit Fees consisted of fees for professional services performed in connection with the audits of our financial statements and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees

For the year ended December 31, 2009, we did not incur any “Audit-Related Fees,” which refers to fees for assurance and related services that are reasonably related to the performance of an audit or review of the financial statements.

Tax Fees

For the year ended December 31, 2009, we did not incur any “Tax Fees,” which generally consist of professional services performed in connection with tax compliance, tax advice and tax planning.

All Other Fees

For the year ended December 31, 2009, we did not incur any fees for professional services rendered by KPMG LLP other than the Audit Fees described above.

The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The audit committee of our board of directors intends to develop a policy for the pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, or because the required information has been disclosed in the consolidated and combined financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1*	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Corrects and supersedes the Second Articles of Amendment and Restatement of Industrial Income Trust Inc. filed as Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on February 12, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.2	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on December 21, 2009.

10.1	Amended and Restated Limited Partnership Agreement of Industrial Income Operating Partnership LP, dated February 9, 2010, by and among the Company, as general partner, and the Limited Partner thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 12, 2010.

10.2	Property Management Agreement, dated as of December 16, 2009, by and between Industrial Income Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

10.3	Advisory Agreement, dated as of December 16, 2009, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

10.4	Equity Incentive Plan of Industrial Income Trust Inc., dated as of December 16, 2009. Incorporated by reference to Exhibit 10.4 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

10.5	Escrow Agreement, dated as of December 16, 2009, by and among Dividend Capital Securities LLC, Industrial Income Trust Inc., and UMB Bank, N.A. Incorporated by reference to Exhibit 10.5 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

10.6	Form of Indemnification Agreement entered into between Industrial Income Trust Inc. and each of the following persons as of December 16, 2009: Evan H. Zucker, John A. Blumberg, Troy J. Bloom, Joshua J. Widoff, Marshall M. Burton and Charles B. Duke. Incorporated by reference to Exhibit 10.6 to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on November 2, 2009.

EXHIBIT NUMBER	DESCRIPTION

14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for President and Senior Financial Officers.

21.1	List of Subsidiaries of Industrial Income Trust Inc. Incorporated by reference to Exhibit 21.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on August 26, 2009.

24.1*	Power of Attorney (Included in the signature page of this annual report).

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheet of Industrial Income Trust Inc. and subsidiary (the Company) as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the period from May 19, 2009 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the period from May 19, 2009 (inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Denver, Colorado

March 26, 2010

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009

ASSETS
Cash and cash equivalents	$186,165
Deferred offering costs	1,998,378

Total Assets	$2,184,543

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	10,834
Due to affiliates	$2,824,437

Total Liabilities	$2,835,271

Equity:
Stockholders’ Equity
Preferred stock, $0.01 par value. 200,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value. 1,000,000,000 shares authorized, 20,200 shares issued and outstanding	202
Additional paid-in capital	—
Accumulated deficit	(651,930)

Total Stockholders’ Equity	(651,728)
Noncontrolling interests	1,000

Total Equity	(650,728)

Total Liabilities and Equity	$2,184,543

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION)

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from May 19, 2009 (inception) through December 31, 2009

EXPENSES
Organization expenses	$136,902
General and administrative expenses	716,826

Total Expenses	853,728

Net Loss	(853,728)
Net loss attributable to noncontrolling interests	776,168

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(77,560)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION)

CONSOLIDATED STATEMENT OF EQUITY

For the period from May 19, 2009 (inception) through December 31, 2009

	Stockholders’ Equity
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Initial issuance of common stock	200	$2	$1,998	$—	$—	$2,000
Initial contributions to Operating Partnership	—	—	—	—	201,000	201,000
Net loss for the period from May 19, 2009 (inception) through December 31, 2009	—	—	—	(77,560)	(776,168)	(853,728)
Conversion of Operating Partnership Units to common stock	20,000	200	(1,998)	(574,370)	576,168	—

Balance at December 31, 2009	20,200	$202	$—	$(651,930)	$1,000	$(650,728)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from May 19, 2009 (inception) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(853,728)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in due to affiliates, organizational expenses	136,902
Increase in due to affiliates, general and administrative expenses	689,157
Increase in accounts payable	10,834

Net cash used in operating activities	(16,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	2,000
Proceeds from issuance of Special Units	1,000
Proceeds from issuance of Operating Partnership Units	200,000

Net cash provided by financing activities	203,000
NET INCREASE IN CASH AND EQUIVALENTS	186,165
CASH AND CASH EQUIVALENTS, at inception	—

CASH AND CASH EQUIVALENTS, at end of period	$186,165

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by an affiliate	$1,998,378

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. ORGANIZATION

Industrial Income Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on May 19, 2009. As used herein, “the Company,” “we,” “our” and “us” refer to Industrial Income Trust Inc. and its consolidated subsidiary except where the context otherwise requires.

The Company was formed to make investments in income producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to credit worthy corporate customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property or real estate debt. As of the date of this financial statement, the Company has neither purchased nor contracted to purchase any properties or debt, nor have any probable acquisitions been identified.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2010. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”).

In July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of Industrial Income Advisors LLC (the “Advisor”), at a price of $10 per share. The Company contributed $2,000 to the Operating Partnership and is the sole general partner. Blue Mesa Capital LLC subsequently sold the 200 shares to Industrial Income Advisors Group LLC (the “Sponsor”) in September 2009.

In July 2009, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. Additionally, the Operating Partnership issued 100 Special Units to the Sponsor, which is the parent of the Advisor, in exchange for $1,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Valuation and Allocation of Real Property Acquisitions

Upon acquisition, the purchase price of a real property will be allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible asset or liability results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases. Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of theses uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation and allocation could be negatively affected and may result in a negative impact as to the amount of depreciation and amortization that should have been recorded.

Impairment of Long-lived Assets

Long-lived assets to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We will periodically evaluate the recoverability of long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Noncontrolling Interests

We include the accounts of all entities in which we hold a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheet within equity, separately from our equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to us and noncontrolling interests.

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our shareholders’ equity. Net income or loss related to these noncontrolling interests are included in net income or loss in the consolidated statements of operations.

Organizational and Deferred Offering Costs

Costs associated with the initial public offering are deferred and will be charged against the gross proceeds of the offering. Organizational costs are expensed as incurred. For the period from May 19, 2009 (inception) through December 31, 2009, $136,902 of organizational costs were expensed.

Income Taxes

Following its initial tax year, the Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company has concluded that there was no impact related to uncertain tax positions from the results of the operations of the Company for the year ended December 31, 2009. The United States of America is the major tax jurisdictions for the Company, and the earliest tax year subject to examination is 2009.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of December 31, 2009, the Company had approximately $316,000 of deferred tax assets related to expenses not yet deductible. This amount is fully allowed for as the Company does not expect to realize the tax benefit due to the expectation that the Company will qualify for REIT status for the tax year ending December 31, 2010.

3. INITIAL PUBLIC OFFERING

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to this registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which (150,000,000 shares) will be offered to investors at a price of $10.00 per share, and 25% of which (52,631,579 shares) will be offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) will provide dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus, unless it is extended in states that permit such an extension. However, in certain states the offering may continue for just one year unless the offering period is renewed for up to one additional year.

4. RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager, and the Property Manager are affiliated parties that will receive compensation and fees for services relating to the offering and for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	Sales commission payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating broker-dealers) of up to 7.0% of the gross offering proceeds;

(ii)	Dealer manager fee payable to the Dealer Manager of up to 2.5% of the gross offering proceeds;

(iii)	Organization and offering expense reimbursement to the Advisor or its affiliates for our cumulative expenses of up to 1.75% of aggregate gross offering proceeds from the sale of shares in the primary offering and the distribution reinvestment plan;

(iv)

Acquisition fees payable to the Advisor in connection with the acquisition, development, and construction of real properties which will vary depending on whether the asset acquired is in the operational, development or construction stage. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to up to 2.0% of the purchase price of the property,

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

until such time as we have invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount up to 4.0% of the total project cost;

(v)	Acquisition fees payable to the Advisor for (i) 1.0% of our proportionate share of the purchase price of the property owned by any real estate related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP, and (ii) 1.0% of the purchase price in connection with acquisition of any interest in any other real estate related entity;

(vi)	Acquisition fees payable to the Advisor equal to 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment;

(vii)	Asset management fees consisting of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed and before non-cash reserves and depreciation) of each real property asset within our portfolio; provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that we own, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost of such real property asset, (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate related entity or any type of debt investment or other investment, and (iii) a fee of 2.0% of the sales price of each asset upon disposition;

(viii)	Property management fees may be paid to the Property Manager in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues;

(ix)	Leasing fees may be paid to the Property Manager for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); and

(x)	Real estate commissions payable to the Advisor or its affiliates of up to 50% of the total brokerage commission paid in connection with brokerage and related services provided upon the sale of real property assets owned by the Company, provided that such amount shall not exceed 3% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6.0% of the sales price of the property. If the Advisor receives a real estate commission, it will be in addition to the 2.0% asset disposition fee that will be payable to the Advisor, as described above.

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its employees to provide such services and in certain instances that may include our named executive officers. For the period from May 19, 2009 (inception) through December 31, 2009, we did not incur any of these other expenses.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Transactions with Affiliates

In July 2009, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share, which shares were subsequently transferred to the parent of the Advisor. The Company contributed $2,000 to the Operating Partnership and is the sole general partner. Additionally, the Operating Partnership issued 20,000 OP Units at $10 per share to the Advisor in exchange for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. The Operating Partnership also issued 100 Special Units to the parent of the Advisor for consideration of $1,000. These units are classified as noncontrolling interests in the accompanying consolidated balance sheet (Note 5).

As of December 31, 2009, the Company had incurred $2,824,437 of offering and organization costs, all of which were paid directly by the Advisor on behalf of the Company. The amount due to affiliates on the accompanying balance sheet represents these non-interest bearing advances made by the Advisor, which will be repaid when the Company receives equity proceeds upon achieving the minimum offering requirements and breaking escrow, subject to certain limitations described below. Upon meeting the minimum offering requirements and breaking escrow, the Company will reimburse the Advisor for offering and organization costs up to 1.75% of the aggregate gross offering proceeds. Pursuant to the terms of the Offering, the Advisor has guaranteed payment of all offering and organization expenses in excess of 1.75% of the aggregate gross offering proceeds. In the event that the minimum offering is not successful, the Advisor will absorb the related organization and offering costs.

5. NONCONTROLLING INTERESTS

Operating Partnership Units (“OP Units”)

During July 2009, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units, and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Each outstanding OP Unit is exchangeable for one share of our common stock, and the OP Unit holder cannot require redemption in cash or other assets. As a result, we classified our OP Units as noncontrolling interests within permanent equity until December 14, 2009, when the Advisor exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock. Net loss attributable to the OP Units for the period from May 19, 2009 (inception) to the date of the exchange in the amount of $776,168 was allocated to noncontrolling interests.

Operating Partnership Special Units

In July 2009, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units, upon the earliest to occur of the following events:

(1)	A “Liquidity Event”; or

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(2)	The occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement between the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as (i) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration.

We have determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the period from May 19, 2009 through December 31, 2009.

6. QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (unaudited)

The Company’s net loss for the quarterly periods ended June 30, September 30, and December 31 of 2009 was approximately $0, $137,000, and $717,000, respectively.

7. SUBSEQUENT EVENTS

On February 8, 2010, our board of directors authorized a quarterly cash distribution of $0.15625 per share of common stock to all common stockholders of record as of the close of business on each day commencing on the date that we meet the minimum offering requirements in connection with the our initial public offering and break escrow and ending on the last day of the quarter in which the minimum offering requirements are met and we break escrow (the “Initial Quarter”). Such distributions for the Initial Quarter will be paid on a date determined by us that is no later than the 15th day following the last day of the first calendar quarter after the Initial Quarter. To the extent that the minimum offering requirements are met and we break escrow on or before March 31, 2010, our board of directors also authorized a quarterly cash distribution of $0.15625 per share of common stock for the quarterly period ending June 30, 2010 to all common stockholders of record as of the close of business on each day of such quarter. As of March 26, 2010, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow. We have evaluated subsequent events through the date these financial statements are issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2010.

INDUSTRIAL INCOME TRUST INC.

By:	/s/ EVAN H. ZUCKER
Name:	Evan H. Zucker
Title:	President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Evan H. Zucker and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities indicated and on March 26, 2010.

Signature	Title
/s/ JOHN A. BLUMBERG John A. Blumberg	Chairman of the Board and Director

/s/ EVAN H. ZUCKER Evan H. Zucker	President (principal executive officer)

/s/ MARSHALL M. BURTON Marshall M. Burton	Director

/s/ CHARLES B. DUKE Charles B. Duke	Director

/s/ TROY J. BLOOM Troy J. Bloom	Senior Vice President and Treasurer (principal financial officer and principal accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. As of the date of this report, we have two stockholders of record, both of which are our affiliates.