Form 10-Q
period 2010-03-31
Industrial Income Trust Inc.
filed 2010-05-17
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-159445

Industrial Income Trust Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0477259
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(303) 228-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2010, 1,844,016 million shares of the registrant’s common stock were outstanding.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,432,177	$186,165
Deferred offering costs	—	1,998,378

Total Assets	$4,432,177	$2,184,543

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals (including $12,220 due to affiliates as of March 31, 2010)	133,315	10,834
Due to affiliates	3,902,962	2,824,437
Distributions payable	783	—

Total Liabilities	$4,037,060	$2,835,271

Equity:
Stockholders’ Equity
Preferred stock, $0.01 par value. 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value. 1,000,000,000 shares authorized, 450,892 and 20,200 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	4,509	202
Additional paid-in capital	1,647,443	—
Accumulated deficit	(1,257,835)	(651,930)

Total Stockholders’ Equity	394,117	(651,728)
Noncontrolling interests	1,000	1,000

Total Equity	395,117	(650,728)

Total Liabilities and Equity	$4,432,177	$2,184,543

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2010
EXPENSES
Organization expenses	$972
General and administrative expenses	604,150

Total Expenses	605,122

Net Loss	(605,122)
Net loss attributable to noncontrolling interests	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(605,122)

Weighted average shares outstanding	24,985

Net loss per common share - basic	$(24.22)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the period from May 19, 2009 (inception) through March 31, 2010

	Stockholders’ Equity
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Initial issuance of common stock	200	$2	$1,998	$—	$—	$2,000

Initial contributions to Operating Partnership	—	—	—	—	201,000	201,000

Net loss for the period from May 19, 2009 (inception) through December 31, 2009	—	—	—	(77,560)	(776,168)	(853,728)

Conversion of Operating Partnership Units to common stock	20,000	200	(1,998)	(574,370)	576,168	—

Balances, December 31, 2009	20,200	$202	$—	$(651,930)	$1,000	$(650,728)

Unaudited

Net loss	—	—	—	(605,122)	—	(605,122)
Issuance of common shares, net of selling costs	430,692	4,307	1,647,443	—	—	1,651,750

Distributions to stockholders	—	—	—	(783)	—	(783)

Balances, March 31, 2010	450,892	$4,509	$1,647,443	$(1,257,835)	$1,000	$395,117

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates	421,731
Increase in accounts payable and other accruals, net of offering costs paid by affiliate	122,481

(60,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	4,306,922

Net cash provided by financing activities	4,306,922

NET INCREASE IN CASH AND EQUIVALENTS	4,246,012
CASH AND CASH EQUIVALENTS, beginning of period	186,165

CASH AND CASH EQUIVALENTS, end of period	$4,432,177

Supplemental Disclosure of Cash Flow Information:
Distributions payable	$783
Accrued selling costs	$656,794
Deferred offering costs applied to equity	$1,998,378

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. ORGANIZATION

Industrial Income Trust Inc. (the “Company”) is a Maryland corporation formed on May 19, 2009. As used herein, “the Company,” “we,” “our” and “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to credit worthy corporate tenants. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property or real estate debt. As of March 31, 2010, the Company has neither purchased nor contracted to purchase any properties or debt, nor have any probable acquisitions been identified.

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

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of Industrial Income Advisors LLC (the “Advisor”), at a price of $10 per share. The Company contributed $2,000 to the Operating Partnership and is the sole general partner. Blue Mesa Capital LLC subsequently sold the 200 shares to Industrial Income Advisors Group LLC (the “Sponsor”) in September 2009.

During July 2009, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. Additionally, the Operating Partnership issued 100 Special Units to the Sponsor, which is the parent of the Advisor, in exchange for $1,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Industrial Income Trust Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Industrial Income Trust Inc. as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 have been included. The results of operations for this interim period are not necessarily indicative of the results for the full year.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2010

(Unaudited)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Valuation and Allocation of Real Property Acquisitions

Upon acquisition, the purchase price of a real property will be allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible asset or liability results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases. Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation and allocation could be affected and may result in a change to such recorded amounts.

Impairment of Long-lived Assets

Long-lived assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We anticipate collecting these deferred rents over the terms of the leases as scheduled rent payments are made. Reimbursements owed from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be affected and would be adjusted appropriately. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2010

(Unaudited)

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made regarding the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Noncontrolling Interests

We include the accounts of all entities in which we hold a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary that is (i) not attributable, directly or indirectly, to a parent, and (ii) held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheet within equity, separately from our equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries will be reported at the consolidated amounts, including both the amounts attributable to us and noncontrolling interests.

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our stockholders’ equity. Net income or loss related to these noncontrolling interests will be included in net income or loss in the consolidated statements of operations.

Organization and Offering Expenses

Offering costs associated with the initial public offering will be charged against the gross proceeds of the Offering. Organization costs are expensed as incurred. (See Note 4 for additional information regarding organization and offering expenses.)

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

The Company has concluded that there was no impact related to uncertain tax positions from the results of the operations of the Company for the quarter ended March 31, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of March 31, 2010, the Company had approximately $540,000 of deferred tax assets related to expenses not yet deductible. This amount is fully allowed for as the Company does not expect to realize the tax benefit due to the expectation that the Company will qualify for REIT status for the tax year ending December 31, 2010.

3. INITIAL PUBLIC OFFERING

        On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to this registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which (150,000,000 shares) will be offered to investors at a price of $10.00 per share, and 25% of which (52,631,579 shares) will be offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) will provide dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus, unless the Offering is extended in states that permit such an extension. However, in certain states the Offering may only continue for up to one year unless the offering period is renewed for up to one additional year.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2010

(Unaudited)

As of March 31, 2010, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania and Tennessee and had 450,892 shares of common stock issued and outstanding. Accordingly, the offering proceeds were released from escrow on March 31, 2010. As of April 23, 2010, we had raised sufficient proceeds to satisfy the minimum offering requirements for Tennessee.

4. RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager, and the Property Manager are affiliated parties that will receive compensation and fees for services relating to the Offering and for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	Sales commission payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating broker-dealers) of up to 7.0% of the gross offering proceeds;

(ii)	Dealer manager fee payable to the Dealer Manager of up to 2.5% of the gross offering proceeds;

(iii)	Organization and offering expense reimbursement to the Advisor or its affiliates for cumulative expenses of up to 1.75% of aggregate gross offering proceeds from the sale of shares in the primary offering and the distribution reinvestment plan;

(iv)	Acquisition fees payable to the Advisor in connection with the acquisition, development, and construction of real properties which will vary depending on whether the asset acquired is in the operational, development or construction stage. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to up to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount up to 4.0% of the total project cost;

(v)	Acquisition fees payable to the Advisor for (a) 1.0% of our proportionate share of the purchase price of the property owned by any real estate-related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP, and (b) 1.0% of the purchase price in connection with acquisition of any interest in any other real estate-related entity;

(vi)	Acquisition fees payable to the Advisor equal to 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment;

(vii)	Asset management fees consisting of (a) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed and before non-cash reserves and depreciation) of each real property asset within our portfolio; provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that we own, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost of such real property asset, (b) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment, and (c) a fee of 2.0% of the sales price of each asset upon disposition;

(viii)	Property management fees may be paid to the Property Manager in an amount equal to a market-based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues;

(ix)	Leasing fees may be paid to the Property Manager for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); and

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2010

(Unaudited)

(x)	Real estate commissions payable to the Advisor or its affiliates of up to 50% of the total brokerage commission paid in connection with brokerage and related services provided upon the sale of real property assets owned by the Company, provided that such amount shall not exceed 3% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6.0% of the sales price of the property. If the Advisor receives a real estate commission, it will be in addition to the 2.0% asset disposition fee that will be payable to the Advisor, as described in (vii(c)) above.

Other Expense Reimbursements

In addition to the reimbursement of organization and offering expenses, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its employees to provide such services and in certain instances that may include our named executive officers. For the period from January 1, 2010 through March 31, 2010, we incurred $20,904 related to these other expenses, of which $12,220 was due to the Advisor for these other expense reimbursements.

Transactions with Affiliates

During July 2009, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share, which shares were subsequently transferred to the parent of the Advisor. The Company contributed $2,000 to the Operating Partnership and is the sole general partner. Additionally, the Operating Partnership issued 20,000 OP Units at $10 per share to the Advisor in exchange for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. The Operating Partnership also issued 100 Special Units to the parent of the Advisor for consideration of $1,000. These units are classified as noncontrolling interests in the accompanying consolidated balance sheet (see Note 5).

As of March 31, 2010, the Company recognized a $3.9 million payable related to selling costs incurred by certain affiliates. Of this amount, $484,529 is currently payable, which includes $301,485 payable to the Dealer Manager for sales commissions, $107,673 payable to Dealer Manager for dealer manager fees, and $75,371 payable to the Advisor for reimbursement of organization and offering expenses.

The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross offering proceeds. The Advisor or an affiliate of the Advisor will be responsible for the payment of our cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% organization and offering expense reimbursement, without recourse against or reimbursement by us.

Common stock and additional paid-in capital of $1,651,750 is composed of proceeds of $4,306,922 less selling and offering costs of $2,655,172.

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

Operating Partnership Special Units

        In July 2009, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders have received, in aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2010

(Unaudited)

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events:

(1)	A “Liquidity Event”; or
(2)	the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: (i) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration.

We have determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the period from January 1, 2010 through March 31, 2010.

6. DISTRIBUTIONS

We intend to accrue and make distributions on a regular basis beginning with the first quarter of 2010. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first and second quarters of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions will be calculated based on common stockholders of record as of the close of business each day in the period. The distributions for the first quarter will be paid on a date determined by us that is no later than July 15, 2010. The total distributions payable as of March 31, 2010 was $783.

7. NET LOSS PER COMMON SHARE

As of March 31, 2010, there were 450,892 shares of common stock outstanding, which included 20,200 shares issued during 2009 and 430,692 issued on March 31, 2010. The weighted average shares outstanding for the three months ended March 31, 2010 was 24,985. The net loss per weighted average share outstanding for the three months ended March 31, 2010 was $24.22.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date these financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We were formed as a Maryland corporation on May 19, 2009 to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants.

On December 18, 2009, we commenced an initial public offering of up to $2,000,000,000 in shares of our common stock, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 31, 2010, the Company had raised sufficient proceeds to satisfy the minimum offering requirements for its initial public offering with respect to all states other than Pennsylvania and Tennessee. Accordingly, the offering proceeds were released from escrow on March 31, 2010. As of April 23, 2010 we had raised sufficient proceeds to satisfy the minimum offering requirements for Tennessee. As of May 14, 2010, we had sold approximately $18.2 million (1.82 million shares) to the public in connection with our initial public offering in addition to the 20,200 shares issued to affiliates. No shares have been sold in connection with our distribution reinvestment plan.

We will use the net proceeds from our initial public offering primarily to make real property investments, as well as debt investments, other investments and to pay fees and expenses. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties and to make debt and other investments.

As of the date of the filing of this report on Form 10-Q, we have not entered into any arrangements to acquire any specific real property or to make any specific debt or other investments. The number and type of real properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time we are making our investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than (i) the national and international economic conditions affecting real estate, (ii) the availability and cost of financing generally, and (iii) the potential for additional increases in interest rates (as discussed below), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or making debt or other investments. Specifically, recent volatility in the commercial real estate debt markets has effectively reduced the amount of capital available to finance real estate.

During 2009 and through the first quarter of 2010, industrial property fundamentals have continued to mirror global economic conditions. Companies in the industrial warehouse sector are experiencing a very challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. However, the industrial property industry as a whole has also experienced significantly reduced levels of new supply. We therefore expect demand in the U.S. for industrial warehouse properties to improve as gross domestic product growth returns.

The Advisor may, but is not required to, establish working capital reserves from offering proceeds, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The proceeds of our initial public offering will provide funds to enable us to purchase real property, debt and other investments. We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to make additional investments, increase cash flow, further diversify our portfolio and for other uses.

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

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real property, debt and other investments, to pay operating expenses and interest on any outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from the results of our operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the incurrence of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of the Investment Committee and our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Results of Operations

As of the date of the filing of this report on Form 10-Q, we are in our organizational and development stage and have not commenced significant operations.

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

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or “GAAP.” The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Under different conditions or assumptions, it is possible that different accounting policies could be applied or different amounts of assets, liabilities, revenues and expenses could be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Valuation and Allocation of Real Property Acquisitions

Upon acquisition, the purchase price of a real property will be allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible asset or liability results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases. Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation and allocation could be affected and may result in a change to such recorded amounts.

Impairment of Long-lived Assets

Long-lived assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We anticipate collecting these deferred rents over the terms of the leases as scheduled rent payments are made. Reimbursements owed from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be affected and would be adjusted appropriately. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made regarding the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

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

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our stockholders’ equity. Net income or loss related to these noncontrolling interests are included in net income or loss in the consolidated statements of operations.

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

Distributions

We intend to accrue and make distributions on a regular basis beginning with the first quarter of 2010. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first and second quarters of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions will be calculated based on common stockholders of record as of the close of business each day in the period. The distributions for the first quarter will be paid on a date determined by us that is no later than July 15, 2010. The total distributions payable as of March 31, 2010 was $783. As we have not yet made any investments, we expect that all or a portion of the first and second quarter distributions will be paid from sources other than cash from or funds from operations.

Until the net proceeds from our initial public offering are fully invested and from time to time thereafter, we may not generate sufficient cash flow from operations or funds from operations to fully fund distributions. Therefore, particularly in the earlier stages of the Offering, some or all of our distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and the net proceeds of our initial public offering (provided that proceeds from our initial public offering may be used only until March 31, 2011). We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures. Under the direction of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Industrial Income Trust or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During July 2009, we issued 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of the Advisor, for $2,000 in cash. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. Blue Mesa Capital LLC subsequently sold these 200 shares to the Sponsor in September 2009.

During July 2009, the Operating Partnership issued 20,000 limited partnership units to the Advisor for total consideration of $200,000. The Operating Partnership relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. The Advisor subsequently exchanged these 20,000 limited partnership units on a one-for-one basis for 20,000 shares of our common stock in December 2009.

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

As of May 14, 2010, we had sold approximately $18.2 million (1.82 million shares) to the public in connection with our initial public offering in addition to the 20,200 shares issued to affiliates. No shares have been sold in connection with our distribution reinvestment plan.

As of March 31, 2010, the following amounts are currently payable to certain affiliates in connection with the issuance and distribution of the registered securities:

Amount
Sales commissions	$301,485
Dealer manager fees	107,673
Organization and offering expense reimbursements	75,371

Total expenses	$484,529

The gross offering proceeds to us from our initial public offering were $4,306,922 as of March 31, 2010. After deducting $484,529 of direct selling costs described above, the net offering proceeds were $3,822,393.

The sales commissions and dealer manager fees are payable to our Dealer Manager, and a substantial portion of these commissions and fees are expected to be reallowed to participating broker dealers as commissions and marketing fees. The organization and offering expense reimbursements are payable to our Advisor. From the organization and offering expense reimbursements, the Advisor may reimburse our Dealer Manager and participating broker dealers for certain non-accountable expense reimbursements.

As of May 17, 2010, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan, or to make any other permitted investment.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On February 12, 2010, we filed our Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland, which were effective upon filing. The Second Articles of Amendment and Restatement were unanimously approved by the written consent of our board of directors and our stockholders on February 8, 2010.

The Second Articles of Amendment and Restatement (i) modify the definition of “Independent Director” set forth in Article V, and (ii) revise Section 9.7 (Operating Partnership Interests) of Article IX to reflect the changes to the Amended and Restated Limited Partnership Agreement (the “Amended and Restated OP Agreement”) of Industrial Income Operating Partnership LP, by and among us, as general partner, and the limited partner thereto, described below.

The Amended and Restated OP Agreement has been amended to modify Section 8.7(b) (Redemption of Special Partnership Units upon a Termination Event or Liquidity Event) to provide that in connection with the termination or nonrenewal of the Advisory Agreement other than for “cause,” any payment upon repurchase of the special partnership units shall be made in the form of a promissory note and not cash, which promissory note shall be payable in 12 equal quarterly installments and shall bear interest on the unpaid balance at a rate determined by our board of directors to be fair and reasonable; provided, however, that no payment will be made in any quarter in which such payments would impair our capital or jeopardize our REIT status, in which case any such payment or payments may be delayed until the next quarter in which payment would not impair our capital or jeopardize our REIT status; and provided, further, that payment of the outstanding balance on any promissory note and all interest due on such note shall be accelerated upon the occurrence of a Liquidity Event (as defined in the Amended and Restated OP Agreement).

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on December 21, 2009.

10.1	Amended and Restated Limited Partnership Agreement of Industrial Income Operating Partnership LP, dated February 9, 2010, by and among the Company, as general partner, and the Limited Partner thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 12, 2010.

10.2	Form of Indemnification Agreement entered into between Industrial Income Trust Inc. and each of the following persons as of December 16, 2009: Evan H. Zucker, John A. Blumberg, Troy J. Bloom, Joshua J. Widoff, Marshall M. Burton and Charles B. Duke; and entered into between Industrial Income Trust Inc. and each of Dwight L. Merriman III and Thomas G. McGonagle as of March 31, 2010. Incorporated by reference to Exhibit 10.6 to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on November 2, 2009.

10.3*	Amended and Restated Advisory Agreement, dated as of May 14, 2010, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 17, 2010	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)