Form 10-Q
period 2010-06-30
Industrial Income Trust Inc.
filed 2010-08-13
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 10, 2010, there were 5,089,828 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Period from Inception (May 19, 2009) to June 30, 2009 and the Three and Six Months Ended June 30, 2010 (unaudited)	4

	Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Period from Inception (May 19, 2009) to June 30, 2009 and for the Six Months Ended June 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS
Land	$—	$2,474,208
Buildings and improvements	—	7,458,789
Intangible lease assets	—	1,067,003

Total investment in properties	—	11,000,000

Cash and cash equivalents	186,165	19,632,135
Restricted cash	—	1,600,000
Other receivables	—	459,915
Deferred offering costs	1,998,378	—
Other assets	—	201,918

Total Assets	$2,184,543	$32,893,968

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals (including $2,191 due to affiliates as of June 30, 2010)	$10,834	$185,019
Prepaid rents	—	40,000
Due to affiliates	2,824,437	4,590,230
Distributions payable	—	301,068

Total Liabilities	2,835,271	5,116,317
Equity:
Stockholders’ Equity
Preferred stock, $0.01 par value. 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value. 1,000,000,000 shares authorized, 20,200 and 3,717,531 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively	202	37,175
Additional paid-in capital	—	29,904,889
Accumulated deficit	(651,930)	(2,165,413)

Total Stockholders’ Equity	(651,728)	27,776,651
Noncontrolling interests	1,000	1,000

Total Equity	(650,728)	27,777,651

Total Liabilities and Equity	$2,184,543	$32,893,968

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Period from Inception (May 19, 2009) to June 30, 2009	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
OPERATING EXPENSES:
Organization expenses	$—	$585	$1,557

General and administrative expenses	—	257,472	861,622

Asset management fees, related party	—	8,400	8,400

Acquisition-related expenses, related party	—	252,000	252,000

Acquisition-related expenses	—	93,243	93,243

Total Operating Expenses	—	611,700	1,216,822

Operating Loss	—	(611,700)	(1,216,822)

OTHER INCOME AND EXPENSE:

Interest income and other	—	4,407	4,407

Net loss	—	(607,293)	(1,212,415)

Net loss attributable to noncontrolling interests	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$—	$(607,293)	$(1,212,415)

Weighted average shares outstanding	—	1,921,865	978,649

Net loss per common share – basic and diluted	$—	$(0.32)	$(1.24)

Distributions declared per common share	$—	$0.15625	$0.31250

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2010

(Unaudited)

	Stockholders’ Equity
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2009	20,200	$202	$—	$(651,930)	$1,000	$(650,728)

Net loss	—	—	—	(1,212,415)	—	(1,212,415)
Issuance of common shares, net of selling costs	3,697,331	36,973	29,904,889	—	—	29,941,862

Distributions to stockholders	—	—	—	(301,068)	—	(301,068)

Balances at June 30, 2010	3,717,531	$37,175	$29,904,889	$(2,165,413)	$1,000	$27,777,651

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period from Inception (May 19, 2009) to June 30, 2009	For the Six Months Ended June 30, 2010
OPERATING ACTIVITIES:

Net loss	$—	$(1,212,415)

Changes in operating assets and liabilities:
Other assets	—	(201,918)
Accounts payable and other accruals	—	109,152
Prepaid rents	—	40,000
Due to affiliates	—	71,749
Accrued acquisitions costs	—	53,476

Net cash used in operating activities	—	(1,139,956)

INVESTING ACTIVITIES:
Real estate acquisitions	—	(11,000,000)
Change in restricted cash	—	(1,600,000)

Net cash used in investing activities	—	(12,600,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	36,448,545
Offering costs for issuance of common stock	—	(3,262,619)

Net cash provided by financing activities	—	33,185,926

NET INCREASE IN CASH AND EQUIVALENTS	$—	$19,445,970

CASH AND CASH EQUIVALENTS, beginning of period	$—	$186,165

CASH AND CASH EQUIVALENTS, end of period	$—	$19,632,135

Supplemental Disclosure of Non-Cash Activities:
Distributions payable	$—	$301,068
Accrued offering costs	—	205,363
Offering proceeds due from transfer agent	—	448,358
Offering costs applied to equity	—	3,487,058

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL INCOME TRUST INC. AND SUBSIDIARIES

(A MARYLAND CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. ORGANIZATION

Industrial Income Trust Inc. (the “Company”) is a Maryland corporation formed on May 19, 2009. As used herein, “the Company,” “we,” “our” and “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to credit worthy corporate tenants. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the Company’s charter and bylaws do not preclude it from investing in other types of commercial property or real estate debt. During the three months ended June 30, 2010, the Company purchased its first property (see “Note-3. Investment in Properties” for additional information).

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2010. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership, of which the Company is the sole general partner.

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of Industrial Income Advisors LLC (the “Advisor”), at a price of $10 per share. The Company contributed $2,000 to the Operating Partnership. Blue Mesa Capital LLC subsequently sold the 200 shares to Industrial Income Advisors Group LLC (the “Sponsor”), the parent entity of the Advisor, in September 2009.

During July 2009, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest in the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. Additionally, the Operating Partnership issued 100 Special Units to the Sponsor in exchange for $1,000.

We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, by and among the Company, the Operating Partnership and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of the Company and our stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Industrial Income Trust Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Industrial Income Trust Inc. as of December 31, 2009 and June 30, 2010, and the results of operations and cash flows for the period from inception (May 19, 2009) to June 30, 2009 and the three and six months ended June 30, 2010 have been included. The results of operations for this interim period are not necessarily indicative of the results for the full year.

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its partnership interest as sole general partner and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interests not owned by us are reflected as noncontrolling interests in the accompanying consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market.

ASC 820 provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Investment in Properties

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real properties are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the purchase price of a real property is allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. Acquisition-related costs associated with business combinations are expensed as incurred. The allocation to land, building, land improvements and tenant improvements is based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible lease assets or liabilities results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases.

Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors are taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation and allocation could be affected and may result in a change to such recorded amounts.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	20 - 40 years
Building and land improvements	5- 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date.

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

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We collect deferred rents over the terms of the leases as scheduled rent payments are made. Reimbursements owed from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our estimates, the estimated reimbursement could be affected and would need to be adjusted appropriately. We accrue lease termination income if there is a signed termination letter agreement with a tenant, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Future minimum base rental payments, i.e. cash basis monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of June 30, 2010 were as follows:

Amount
Remainder of 2010	$296,306
2011	1,016,658
2012	1,036,991
2013	1,057,731
2014	1,078,885
Thereafter	6,735,988

Total	$11,222,559

This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income.

Valuation of Accounts and Rents Receivable

We take into consideration certain factors that require judgments to be made regarding the collectability of receivables. Collectability factors taken into consideration include the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Noncontrolling Interests

We include the accounts of all entities in which we hold a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary that is (i) not attributable, directly or indirectly, to a parent, and (ii) held by owners other than the parent. Such noncontrolling interests are reported on the consolidated balance sheet within equity, separately from our equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries will be reported at the consolidated amounts, including both the amounts attributable to us and to noncontrolling interests.

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our stockholders’ equity. Net income or loss related to these noncontrolling interests will be included in net income or loss in the consolidated statements of operations.

Organization and Offering Expenses

Offering costs associated with the Company’s initial public offering (the “Offering”) will be charged against the gross proceeds of the Offering. Organization costs are expensed as incurred. (See “Note 5-Related Party Transactions” for additional information regarding organization and offering expenses.)

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

The Company has concluded that there was no impact related to uncertain tax positions from the results of the operations of the Company for the three and six months ended June 30, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would then need to make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of June 30, 2010, the Company had approximately $760,000 of deferred tax assets related to expenses not yet deductible. This amount is fully allowed for as the Company does not expect to realize the tax benefit due to the expectation that the Company will qualify for REIT status for the tax year ending December 31, 2010.

3. INVESTMENT IN PROPERTIES

Acquisitions

On June 30, 2010, the Company, through one of its subsidiaries, acquired a 100% equity interest in the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington. The Renton Industrial Building consists of approximately 127,000 square feet of rentable area. The total purchase price was $12.6 million, exclusive of additional transfer taxes, due diligence and closing costs. An amount of $1.6 million, included in the purchase price, was placed into escrow subject to substantive completion of certain improvements, and is reflected in “Restricted cash” in the accompanying balance sheet. Per the terms of the Advisory Agreement, the Company accrued an acquisition fee to the Advisor equal to 2.0% of the purchase price. The Company funded the acquisition using proceeds from the Offering.

The Company allocated the purchase price of this property to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $2.5 million to land, $7.5 million to buildings and improvements, and $1.1 million to the acquired in-place lease, or an intangible lease asset. The recorded fair value of the intangible lease asset represents the value associated with leasing commissions, legal and other costs, and will be amortized over the lease term, or approximately 10 years. The Company expensed approximately $0.3 million of acquisition-related costs related to this acquisition. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

The Company recorded no property operating revenue or expenses related to this acquisition for the three and six months ended June 30, 2010.

In connection with the acquisition, one of our subsidiaries entered into a lease whereby the building is 100% leased to DHL Global Forwarding. DHL Global Forwarding is a global market leader in the logistics industry that commits its expertise in international express, air and ocean freight, road and rail transportation, contract logistics and international mail services. The lease will expire in October 2020 and contains two consecutive three-year renewal options. The lease provides for the rent to escalate periodically with average annual lease payments of approximately $1.1 million during the primary lease term. Pursuant to the terms of the lease, DHL Global Forwarding will make certain improvements to the property. Additionally, DHL Global Forwarding is responsible, subject to certain exceptions, for the operating expenses incurred in the operation and maintenance of the Renton Industrial Building. In addition, per the terms of the lease, Deutsche Post AG, the parent of DHL Global Forwarding, has executed a guaranty of any and all amounts due under the lease, up to an aggregate maximum amount which will be reduced incrementally for each year of the lease.

Prior to our acquisition of the Renton Building, it was owner-occupied, and our current tenant, DHL Global Forwarding, was not a prior tenant. Therefore, prior period financial statements for the property are not applicable and, therefore pro forma information is not presented. The lease described above is a triple-net lease, which limits the property operating expenses that we will be required to pay. Future minimum base rental payments, i.e. cash basis monthly contractual rent, due to us under the terms of this lease were as follows as of June 30, 2010:

Amount
Remainder of 2010	$296,306
2011	1,016,658
2012	1,036,991
2013	1,057,731
2014	1,078,885
Thereafter	6,735,988

Total	$11,222,559

This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income.

Intangible Lease Assets

We had no intangible lease assets as of December 31, 2009, and as of June 30, 2010, our gross intangible lease asset was $1.1 million. No accumulated amortization was recorded as of June 30, 2010.

The following table describes the estimated net amortization of such intangible assets for the next five years.

For the Period Ended December 31:	Estimated Net Amortization of Intangible Lease Assets
Remainder of 2010	$51,629
2011	103,258
2012	103,258
2013	103,258
2014	103,258
Thereafter	602,342

Total	$1,067,003

4. STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to this registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which (150,000,000 shares) will be offered to investors at a price of $10.00 per share, and 25% of which (52,631,579 shares) will be offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) will provide dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus for the Offering, or December 18, 2011, unless the Company’s board of directors determines to extend the Offering in states that permit such an extension. Further, in certain states, the Offering may only continue for up to one year unless the offering period is renewed for up to one additional year.

As of June 30, 2010, the Company had raised sufficient proceeds from the Offering to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Pursuant to the requirements of the Commissioner of Securities of the Commonwealth of Pennsylvania, no subscriptions from residents of the Commonwealth of Pennsylvania will be accepted until we have received at least $75,000,000 in aggregate gross proceeds from investors in the Offering who are not residents of the Commonwealth of Pennsylvania. The proceeds from the Offering received from stockholders (other than proceeds received from residents of Tennessee) were released from escrow on March 31, 2010 and the proceeds from the Offering received from residents of Tennessee were released from escrow on April 23, 2010.

Common Stock

As of December 31, 2009 and June 30, 2010, 20,200 and 3,717,531 shares of common stock were issued and outstanding, respectively. During the six months ended June 30, 2010, we raised approximately $36.9 million of gross proceeds from the sale of our common stock pursuant to the Offering, exclusive of certain direct selling costs of $4.1 million. The net proceeds from the sale of these securities were transferred to our Operating Partnership for a number of OP Units equal to the shares of common stock sold in the Offering. Common stock and additional paid-in capital in the accompanying balance sheet as of June 30, 2010 of $29.9 million is composed of gross proceeds of $36.9 million less $7.0 million of selling and offering costs, which includes certain costs incurred by and payable to the Advisor.

The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross proceeds from the Offering. The Advisor or an affiliate of the Advisor will be responsible for the payment of our cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% organization and offering expense reimbursement, without recourse against or reimbursement by the Company. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to the Advisor for reimbursement of organization and offering expenses.

Distributions

We intend to accrue and make distributions on a regular basis. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each of the first, second and third quarters of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions are calculated based on common stockholders of record as of the close of business each day in the applicable period. Total distributions of $301,068 for the first and second quarters of 2010 were payable as of June 30, 2010 and such distributions were paid or reinvested in shares of our common stock pursuant to our distribution reinvestment plan on July 15, 2010.

5. RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager, and the Property Manager are affiliated parties that will receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	Sales commission payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating unaffiliated broker-dealers) of up to 7.0% of the gross proceeds from the Offering;

(ii)	Dealer manager fee payable to the Dealer Manager of up to 2.5% of the gross proceeds from the Offering;

(iii)	Organization and offering expense reimbursement to the Advisor or its affiliates for cumulative expenses of up to 1.75% of aggregate gross proceeds from the Offering from the sale of shares in the primary offering and the distribution reinvestment plan;

(iv)	Acquisition fees payable to the Advisor in connection with the acquisition, development, and construction of real properties, which will vary depending on whether the asset acquired is in the operational, development or construction stage. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount up to 4.0% of the total project cost;

(v)	Acquisition fees payable to the Advisor for (a) 1.0% of our proportionate share of the purchase price of any real property owned by any real estate-related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP, and (b) 1.0% of the purchase price in connection with acquisition of any interest in any other real estate-related entity;

(vi)	Acquisition fees payable to the Advisor equal to 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment;

(vii)	Asset management fees consisting of (a) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed and before non-cash reserves and depreciation) of each real property asset within our portfolio; provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that we own, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost of such real property asset, (b) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment, and (c) a fee of 2.0% of the sales price of each asset upon disposition;

(viii)	Property management fees may be paid to the Property Manager in an amount equal to a market-based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fees are expected to range from 2% to 5% of annual gross revenues;

(ix)	Leasing fees may be paid to the Property Manager for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Any such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property);

(x)	Real estate commissions payable to the Advisor or its affiliates of up to 50% of the total brokerage commission paid in connection with brokerage and related services provided upon the sale of real property assets owned by the Company, provided that such amount shall not exceed 3% of the contract price of the particular property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6.0% of the sales price of the property. If the Advisor receives a real estate commission, it will be in addition to the 2.0% asset disposition fee that will be payable to the Advisor, as described in (vii)(c) above; and

(xi)	Expense reimbursements for all costs incurred by the Advisor or its affiliates in connection with the services provided to the Company under the Advisory Agreement.

Transactions with Affiliates

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of the Advisor, at a price of $10 per share, which shares were subsequently transferred to the Sponsor, the parent of the Advisor. The Company contributed $2,000 to the Operating Partnership and is the Operating Partnership’s sole general partner. Additionally, the Operating Partnership issued 20,000 OP Units at $10 per share to the Advisor in exchange for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. The Operating Partnership also issued 100 Special Units to the parent of the Advisor for consideration of $1,000. These Special Units are classified as noncontrolling interests in the accompanying consolidated balance sheet (see “Note-6 Noncontrolling Interests” for additional information).

The Company incurred fees and expenses as shown in the table below for services provided by the Advisor and the Dealer Manager related to the services described above during the periods indicated below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Sales commissions	$—	$2,210,237	$—	$2,511,720
Dealer Manager fees	—	816,660	—	924,333
Acquisition fees	—	252,000	—	252,000
Asset management fees	—	8,400	—	8,400
Organization and offering expenses	—	570,325	—	645,696
Other expense reimbursements	—	42,390	—	63,294

	$—	$3,900,012	$—	$4,405,443

As of June 30, 2010, our “Due to affiliates” balance in the accompanying balance sheet was a $4.6 million liability related to unreimbursed fees and expenses incurred by certain affiliates as described above. Of this amount, $468,556 is payable as of June 30, 2010, which includes $127,602 payable to the Dealer Manager for sales commissions, $45,626 payable to Dealer Manager for dealer manager fees, and $295,328 payable to the Advisor for reimbursement of asset management fees, acquisition fees, organization and offering expenses and other expenses.

The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross proceeds from the Offering. The Advisor or an affiliate of the Advisor will be responsible for the payment of our cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% organization and offering expense reimbursement, without recourse against or reimbursement by the Company. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to the Advisor for reimbursement of organization and offering expenses.

Other Expense Reimbursements

In addition to the reimbursement of organization and offering expenses, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive an acquisition fee, an asset management fee or a real estate commission for the activities which generate the expenses to be reimbursed, such as personnel and overhead expenses. The Advisor may utilize its employees to provide such services and in certain instances those employees may include our named executive officers. For the six months ended June 30, 2010, we incurred $63,294 related to these other expenses, all of which were reimbursed to the Advisor as of June 30, 2010 except $2,793 which will be reimbursed during the third quarter.

6. NONCONTROLLING INTERESTS

Operating Partnership Units (“OP Units”)

        During July 2009, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units, and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Each outstanding OP Unit is exchangeable for one share of our common stock, and an OP Unit holder cannot require redemption in cash or other assets. As a result, we classified our OP Units as noncontrolling interests within permanent equity until December 14, 2009, when the Advisor exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock.

Operating Partnership Special Units

In July 2009, the Operating Partnership issued 100 Special Units to the Sponsor, the parent of the Advisor, for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders have received, in aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

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

We have determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the six months ended June 30, 2010.

7. SUBSEQUENT EVENTS

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

Recognized Subsequent Events

We have evaluated subsequent events for the period from June 30, 2010, the date of these financial statements, through the date these financial statements are being filed with the SEC. No significant recognized subsequent events were noted.

Nonrecognized Subsequent Events

Bay Area Portfolio Acquisition

On July 29, 2010, we entered into a definitive Contract of Sale (the “Purchase Agreement”) by and between IIT Acquisitions LLC, a wholly-owned subsidiary of the Company, and Richmond Pinole Point Industrial, LLC and Fremont Bayside Industrial, LLC. The transaction includes one building located in the Bayside Business Park of approximately 246,000 square feet on 10.4 acres, and three buildings located in the Pinole Point Business Park, aggregating approximately 475,000 square feet on 30.0 acres (collectively, the “Bay Area Portfolio”), located in the submarkets of Fremont and Richmond, California. The Bay Area Portfolio is currently approximately 93% leased to six tenants under lease agreements with varying lease terms. The total approximate purchase price for the Bay Area Portfolio is expected to be $60.0 million, exclusive of additional transfer taxes, due diligence and closing costs. In connection with the execution of the Purchase Agreement, the Company deposited an amount of $300,000 into an escrow account and expects to fund an additional $300,000 deposit on August 20, 2010. The Company expects to pay an estimated acquisition fee to the Advisor equal to 2.0% of the purchase price. The Company plans to fund the acquisition using proceeds from the Company’s public offering and debt financing. The Company has not yet received financing commitments for this acquisition and there can be no assurances that the Company will be able to secure debt financing.

The Bay Area Portfolio acquisition is expected to close later during the third quarter of 2010. There is no assurance that the Company will be able to purchase the Bay Area Portfolio on the terms set forth herein or at all. The consummation of the acquisition is subject to various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which it may forfeit the deposits it has funded.

Bell Gardens and Portland Portfolio Acquisitions

On August 2, 2010, we entered into two definitive agreements to acquire the Bell Gardens Industrial Park (“Bell Gardens”) and the Portland Industrial Portfolio (“Portland”), which together are comprised of 16 industrial properties aggregating approximately 738,000 square feet. In connection with these proposed acquisitions, Agreements of Purchase and Sale were entered into, respectively, by and between IIT Acquisitions LLC and The Realty Associates Fund V, L.P. (the “Bell Gardens Purchase Agreement”) and by and between IIT Acquisitions LLC and The Realty Associates Fund VI, L.P. (the “Portland Purchase Agreement”).

Bell Gardens consists of three institutional quality warehouse/distribution buildings aggregating approximately 263,000 square feet on 11.5 acres, located in the Bell Gardens submarket of Los Angeles County, California. The Bell Gardens buildings are 100% leased to five local and regional industrial tenants. The total approximate purchase price for Bell Gardens is $15.5 million, exclusive of additional transfer taxes, due diligence and closing costs. In connection with the execution of the Bell Gardens Purchase Agreement, the Company has deposited an amount of $500,000 into an escrow account.

Portland consists of 13 industrial buildings aggregating approximately 475,000 square feet on 29.9 acres, located in the Northeast submarket of Portland, Oregon. The Portland buildings are approximately 96% leased to 19 tenants. The total approximate purchase price for Portland is $28.0 million, exclusive of additional transfer taxes, due diligence and closing costs. In connection with the execution of the Portland Purchase Agreement, the Company has deposited an amount of $1.0 million into an escrow account.

The Bell Gardens and Portland acquisitions are expected to close later during the third quarter of 2010. There is no assurance that the Company will be able to purchase either Bell Gardens or Portland on the terms set forth herein or at all. The consummation of each of the acquisitions is subject to various closing conditions to be met by the parties. If the Company does not close on these acquisitions, there are circumstances under which it may forfeit the deposits it has funded.

The Company expects to pay an estimated acquisition fee to the Advisor equal to 2.0% of the aggregate purchase price of the two transactions. The Company plans to fund these acquisitions using proceeds from the Offering and debt financing. The Company has not received financing commitments for these acquisitions and there can be no assurances that it will be able to secure debt financing.

Sales of common stock

Subsequent to June 30, 2010, we issued 1,352,097 shares of common stock, including 18,967 shares related to our distribution reinvestment plan. As of August 10, 2010, there were 5,089,828 shares of common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward looking statements. These statements are only predictions. We caution that forward looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward looking statements. Forward looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•

Our ability to raise substantially more than the minimum offering amount and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The availability of cash flow from operating activities for distributions and capital expenditures;

•	Continued or worsening difficulties in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	The availability of capital;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;

•	Increases in interest rates;

•	Changes to U.S. generally accepted accounting principles; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward looking statements included in this report on Form 10-Q. All forward looking statements are made as of the date of this report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements after the date of this report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this report on Form 10-Q, or the risks described under “Risk Factors” in our report on Form 10-K for the year ended December 31, 2009, the inclusion of such forward looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this report on Form 10-Q will be achieved.

Overview

We were formed as a Maryland corporation on May 19, 2009 to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants.

On December 18, 2009, we commenced an initial public offering, or the Offering, of up to $2,000,000,000 in shares of our common stock, 75% of which is being offered at a price of $10.00 per share, and 25% of which is being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of June 30, 2010, we had raised sufficient proceeds from our initial public offering, the Offering, to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Pursuant to the requirements of the Commissioner of Securities of the Commonwealth of Pennsylvania, no subscriptions from residents of the Commonwealth of Pennsylvania will be accepted until we have received at least $75,000,000 in aggregate gross proceeds from investors in the Offering who are not residents of the Commonwealth of Pennsylvania. The proceeds from the Offering received from stockholders (other than proceeds received from residents of Tennessee) were released from escrow on March 31, 2010 and the proceeds from the Offering received from residents of Tennessee were released from escrow on April 23, 2010.

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of Industrial Income Advisors LLC, or the Advisor, at a price of $10 per share. The Company contributed $2,000 to Industrial Income Operating Partnership LP, or the Operating Partnership, a Delaware limited partnership, of which the Company is the sole general partner. Blue Mesa Capital LLC subsequently sold the 200 shares to Industrial Income Advisors Group LLC, or the Sponsor, the parent entity of the Advisor, in September 2009.

As of June 30, 2010, we had sold approximately $36.9 million (3.7 million shares) to the public in connection with the Offering in addition to the 20,200 shares previously issued to affiliates. As of June 30, 2010, no shares had been sold in connection with our distribution reinvestment plan.

We will use the net proceeds from our initial public offering primarily to make real property investments, as well as debt investments, other investments and to pay fees and expenses. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as proceeds from the Offering are used to acquire, develop and operate real properties and to make debt and other investments.

On June 30, 2010, we acquired our first property, the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington. This facility consists of approximately 127,000 square feet of rentable area. We funded the acquisition using proceeds from the Offering. The number and type of real properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are making our investments.

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

During 2009 and through the second quarter of 2010, industrial property fundamentals have continued to mirror global economic conditions. Companies in the industrial warehouse sector are experiencing a very challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. However, the industrial property industry as a whole has also experienced significantly reduced levels of new supply. We therefore expect demand in the U.S. for industrial warehouse properties to improve with gross domestic product growth.

We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an amended and restated advisory agreement, or the Advisory Agreement, dated as of May 14, 2010, by and among the Company, the Operating Partnership and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of the Company and our stockholders.

The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The proceeds of the Offering will provide funds to enable us to purchase real property, debt and other investments. We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to make additional investments, increase cash flow, further diversify our portfolio and for other purposes.

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

Results of Operations

Summary

As of June 30, 2010, we had not commenced significant property operations. On June 30, 2010, we acquired our first property, the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington. This facility consists of approximately 127,000 square feet of rentable area. The total purchase price was $12.6 million, exclusive of additional transfer taxes, due diligence and closing costs. During the period from inception until or to June 30, 2009, no transactions were executed, which results in significant differences compared to the financial results for the three and six months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2010 were primarily comprised of (i) expense reimbursements to the Advisor related to administrative services the Advisor provides to us, including related personnel costs; and (ii) professional fees primarily related to legal and accounting expenses. General and administrative expenses are expected to continue to increase as operations commence with the acquisition of additional industrial real estate properties and increased headcount at the Advisor.

Liquidity and Capital Resources

Overview

Our principal demand for funds will be to acquire real property, debt and other investments, to pay operating expenses and interest on any outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from the results of our operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the incurrence of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of our board of directors and a committee established by the board of directors, or the Investment Committee, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. We plan to fund future acquisitions using proceeds from the Offering and debt financing. Pending investment in real properties, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Cash Flows

Cash used in operating activities of $1.1 million for the six months ended June 30, 2010 was primarily related to acquisition costs and general and administrative expenses. Cash used in investing activities of $12.6 million for the six months ended June 30, 2010 was related to the acquisition of the Renton Industrial Building, our first property acquisition. Cash provided by financing activities of $33.2 million for the six months ended June 30, 2010 was primarily related to gross proceeds of $36.9 million from the Offering, less offering costs.

Common Stock

As of December 31, 2009 and June 30, 2010, 20,200 and 3,717,531 shares of common stock were issued and outstanding, respectively. During the six months ended June 30, 2010, we raised approximately $36.9 million of gross proceeds from the sale of our common stock pursuant to the Offering, exclusive of certain direct selling costs of $4.1 million. The net proceeds from the sale of these securities were transferred to our Operating Partnership for a number of OP Units equal to the shares of common stock sold in the Offering. Common stock and additional paid-in capital in the accompanying balance sheet as of June 30, 2010 of $29.9 million is composed of gross proceeds of $36.9 million less selling and offering costs of 7.0 million, which includes certain costs incurred by and payable to the Advisor.

The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross proceeds from the Offering. The Advisor or an affiliate of the Advisor will be responsible for the payment of our cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% organization and offering expense reimbursement, without recourse against or reimbursement by the Company. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to the Advisor for reimbursement of organization and offering expenses.

Distributions

We intend to accrue and make distributions on a regular basis. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first, second and third quarters of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions are calculated based on common stockholders of record as of the close of business each day in the period. Total distributions of $301,068 for the first and second quarter of 2010 were payable as of June 30, 2010 and such distributions were paid on July 15, 2010, of which $180,185 was reinvested in shares of our common stock pursuant our distribution reinvestment plan. A minor portion of the cash distributions was paid from interest income and the balance was paid from proceeds from the Offering. We anticipate that beginning with the third quarter of 2010, we will be in a position to pay distributions from our operating activities and possibly from financing activities. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from operations. There can be no assurances that we will achieve this goal. We will pay distributions for the third quarter of 2010 during the fourth quarter of 2010 on a date to be determined by us.

Until the net proceeds from our initial public offering are fully invested and from time to time thereafter, we may not generate sufficient cash flow from operations or funds from operations to fully fund distributions. Therefore, particularly in the earlier stages of the Offering, some or all of our distributions have been, and may continue to be, paid from other sources, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, interest income on our cash balances, and the net proceeds of our initial public offering (provided that proceeds from our initial public offering may be used only until March 31, 2011). We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

Share Redemption Program

Subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of common stock for cash. Shares of common stock must be held for a minimum of one year and we are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period.

The discount from the purchase price paid for the redeemed shares will vary based upon the length of time that the shares of common stock have been held is as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

The aggregate amount expended for redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interests of our stockholders.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Under different conditions or assumptions, it is possible that different accounting policies could be applied or different amounts of assets, liabilities, revenues and expenses could be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Fair Value

Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market.

ASC 820 provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Investment in Properties

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real properties are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the purchase price of a real property is allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. Acquisition-related costs associated with business combinations are expensed as incurred. The allocation to land, building, land improvements and tenant improvements is based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible lease assets or liabilities results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above market leases and the remaining term of the lease plus the term of any below market fixed-rate renewal option periods for below market leases.

Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors are taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation and allocation could be affected and may result in a change to such recorded amounts.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	20 - 40 years
Building and land improvements	5- 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date.

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

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made regarding the collectability of receivables. Collectability factors taken into consideration include the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

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

The Company has concluded that there was no impact related to uncertain tax positions from the results of the operations of the Company for the three and six months ended June 30, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

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

As of June 30, 2010, the Company had approximately $760,000 of deferred tax assets related to expenses not yet deductible. This amount is fully allowed for as the Company does not expect to realize the tax benefit due to the expectation that the Company will qualify for REIT status for the tax year ending December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders’ investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. We had no debt or derivative instruments outstanding as of June 30, 2010 or December 31, 2009.

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

As of June 30, 2010, the following direct selling costs had been incurred by certain affiliates in connection with the issuance and distribution of our registered securities:

Amount
Sales commissions	$2,511,720
Dealer manager fees	924,333
Organization and offering expense reimbursements	645,696

Total expenses	$4,081,749

The gross proceeds from the Offering to us were $36.9 million as of June 30, 2010. After deducting $4.1 million of direct selling costs described above, the net proceeds from the Offering were $32.8 million as of June 30, 2010.

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

On June 30, 2010, the Company acquired its first property, the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington for a total purchase price of $12.6 million, exclusive of additional transfer taxes, due diligence and closing costs. The Company funded the acquisition with net proceeds from the Offering.

As of August 10, 2010, we had received gross proceeds of approximately $50.6 million from the sale of approximately 5.1 million of our common shares in our initial public offering, including approximately $180,000 from the sale of approximately 19,000 of our common shares through our distribution reinvestment plan. As of that date, approximately 1,994,900,000 shares remained available for sale pursuant to our initial public offering. We may continue to offer shares of our common stock until December 18, 2011, unless extended for up to an additional one year period. We reserve the right to terminate this offering at any time.

Item 6.        Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 13, 2010	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on December 21, 2009.

4.2*	Amended and Restated Share Redemption Program Dated June 16, 2010.

10.1*	Assignment and Assumption Agreement, dated as of June 21, 2010, by and between IIT Acquisitions LLC and Air Express International USA, Inc. d/b/a DHL Global Forwarding.

10.2*	Lease, dated as of June 30, 2010, by and between IIT Acquisitions LLC and Air Express International USA, Inc. d/b/a DHL Global Forwarding.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.