Form 10-Q
period 2010-09-30
Industrial Income Trust Inc.
filed 2010-11-15
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 8, 2010, there were 10,360,547 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2010, the Period from Inception (May 19, 2009) to September 30, 2009 and the Nine Months Ended September 30, 2010 (unaudited)	3
	Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Period from Inception (May 19, 2009) to September 30, 2009 and for the Nine Months Ended September 30, 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
SIGNATURES		35

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2010
		(Unaudited)
ASSETS
Land	$—	$47,566,932
Buildings and improvements	—	56,694,427
Intangible lease assets	—	10,500,034

Total investment in properties	—	114,761,393
Less accumulated depreciation and amortization	—	(298,453)

Net investment in properties	—	114,462,940
Cash and cash equivalents	186,165	9,754,147
Restricted cash	—	1,600,000
Straight-line rent and trade receivables	—	22,392
Other receivables	—	4,089,607
Deferred financing costs	—	1,182,202
Deferred offering costs	1,998,378	—
Other assets	—	983,950

Total Assets	$2,184,543	$132,095,238

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$10,834	$1,362,156
Mortgage notes payable	—	64,160,000
Tenant prepaids and security deposits	—	803,917
Due to affiliates	2,824,437	5,588,977
Distributions payable	—	850,346
Derivative liability	—	103,012
Intangible lease liability, net	—	249,681

Total Liabilities	2,835,271	73,118,089
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value. 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value. 1,000,000,000 shares authorized, 20,200 and 7,802,400 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively	202	78,024
Additional paid-in capital	—	65,104,073
Accumulated deficit	(651,930)	(6,102,936)
Accumulated other comprehensive loss	—	(103,012)

Total Stockholders’ Equity	(651,728)	58,976,149
Noncontrolling interests	1,000	1,000

Total Equity	(650,728)	58,977,149

Total Liabilities and Equity	$2,184,543	$132,095,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Period from Inception (May 19, 2009) to September 30, 2009	For the Nine Months Ended September 30, 2010
	2009	2010
REVENUES
Rental revenues	$—	$810,330	$—	$810,330

Total revenues	—	810,330	—	810,330

OPERATING EXPENSES
Rental expenses	—	190,545	—	190,545
Organization expenses	121,572	—	121,572	1,557
Real estate related depreciation and amortization	—	262,154	—	262,154
General and administrative expenses	15,340	385,342	15,340	1,246,964
Asset management fees, related party	—	104,533	—	112,933
Acquisition-related expenses, related party	—	2,070,000	—	2,322,000
Acquisition-related expenses	—	746,425	—	839,668

Total operating expenses	136,912	3,758,999	136,912	4,975,821

Operating loss	(136,912)	(2,948,669)	(136,912)	(4,165,491)

OTHER INCOME AND EXPENSE
Interest income	—	8,992	—	13,399
Interest expense	—	(147,500)	—	(147,500)

Net loss	(136,912)	(3,087,177)	(136,912)	(4,299,592)

Net loss attributable to noncontrolling interests	135,557	—	135,557	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,355)	$(3,087,177)	$(1,355)	$(4,299,592)

Weighted average shares outstanding	—	5,442,217	—	2,482,855

Net loss per common share – basic and diluted	$—	$(0.57)	$—	$(1.73)

Distributions declared per common share	$—	$0.15625	$—	$0.46875

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2010

(Unaudited)

	Stockholders’ Equity
			Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balances at December 31, 2009	20,200	$202	$—	$(651,930)	$1,000	$—	$(650,728)
Net loss	—	—	—	(4,299,592)	—	—	(4,299,592)
Net unrealized losses on cash flow hedging derivatives	—	—	—	—	—	(103,012)	(103,012)

Comprehensive loss							(4,402,604)

Issuance of common shares, net of selling costs	7,782,200	77,822	65,104,073	—	—	—	65,181,895

Distributions to stockholders	—	—	—	(1,151,414)	—	—	(1,151,414)

Balances at September 30, 2010	7,802,400	$78,024	$65,104,073	$(6,102,936)	$1,000	$(103,012)	$58,977,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period from Inception (May 19, 2009) to September 30, 2009	For the Nine Months Ended September 30, 2010
OPERATING ACTIVITIES
Net loss	$(136,912)	$(4,299,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related depreciation and amortization	—	262,154
Amortization of straight-line rent and other	—	5,312
Changes in operating assets and liabilities:
Prepaid assets	—	(396,435)
Accounts payable and other accruals	—	1,840,945
Due to affiliates, exclusive of offering costs for issuance of common stock	121,572	(810,916)
Accrued acquisitions costs	—	321,801

Net cash used in operating activities	(15,340)	(3,076,731)

INVESTING ACTIVITIES
Real estate acquisitions	—	(114,500,000)
Change in restricted cash	—	(1,725,000)
Acquisition deposit	—	(500,000)
Increase in office equipment	—	(11,394)

Net cash used in investing activities	—	(116,736,394)

FINANCING ACTIVITIES
Proceeds from issuance of mortgage notes	—	64,160,000
Financing costs paid	—	(1,636,047)
Proceeds from sale of common stock	2,000	73,852,034
Proceeds from issuance of Special Units	1,000	—
Proceeds from issuance of OP Units	200,000	—
Offering costs for issuance of common stock	—	(6,693,812)
Distributions paid to common stockholders	—	(301,068)

Net cash provided by financing activities	203,000	129,381,107

NET INCREASE IN CASH AND EQUIVALENTS	187,660	9,567,982
CASH AND CASH EQUIVALENTS, beginning of period	—	186,165

CASH AND CASH EQUIVALENTS, end of period	$187,660	$9,754,147

Supplemental Disclosure of Cash Flow Information
Deferred offering costs paid by an affiliate	$1,387,988	$—
Distributions payable	—	850,346
Accrued offering costs	—	431,227
Offering proceeds due from transfer agent	—	3,597,507
Interest paid	—	3,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. ORGANIZATION

Industrial Income Trust Inc. (the “Company”) is a Maryland corporation formed on May 19, 2009. As used herein, “the Company,” “we,” “our” and “us” refer to Industrial Income Trust Inc. and its 100% consolidated subsidiaries except where the context otherwise requires.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to credit worthy corporate tenants. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the Company’s charter and bylaws do not preclude it from investing in other types of commercial property or real estate debt. As of September 30, 2010, the Company owned 21 industrial buildings comprised of 1.6 million square feet in four markets within the United States. The Company currently operates as one operating and one reportable segment comprised of industrial real estate.

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

We rely on Industrial Income Advisors LLC (the “Advisor”) to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, by and among the Company, the Operating Partnership and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of the Company and our stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2009, and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2010. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary for the fair presentation in conformity with GAAP for the financial position of Industrial Income Trust Inc. as of December 31, 2009 and September 30, 2010, and the results of operations for the three months ended September 30, 2009 and 2010, the period from Inception (May 19, 2009) to September 30, 2009, and the nine months ended September 30, 2010, and cash flows for the period of Inception (May 19, 2009) and the nine months ended September 30, 2010, have been included. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

Due to the Company’s control of the Operating Partnership through its partnership interest as sole general partner and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interests not owned by us are reflected as noncontrolling interests in the accompanying consolidated balance sheet. The condensed consolidated financial statements also include the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Fair Value

The Company determines the fair value of reported balances which are required or permitted to be measured at fair value in accordance with GAAP. Such accounting pronouncements emphasize that fair value is a market-based rather than an entity-specific measurement. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels One and Two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level Three of the hierarchy).

Level One inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level Two inputs are inputs other than quoted prices included in Level One that are observable for the asset or liability, either directly or indirectly. Level Two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level Three inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Investment in Properties

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real properties are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the purchase price of a real property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities. Acquisition-related costs associated with business combinations are expensed as incurred. The allocation to land, building, land improvements and tenant improvements is based on management’s estimate of the real property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal and other related costs. The allocation of the purchase price to intangible lease assets or liabilities also results from in-place leases being above or below the market rental rates on the date of the acquisition, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases.

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

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The average lease term at September 30, 2010, was six years.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Impairment of Investments in Real Properties

Long-lived assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value. As of December 31, 2009, and September 30, 2010, the Company had not recorded any impairment charges to long-lived assets, which currently consist of investments in real properties.

Revenue Recognition

We recognize rental income in accordance with GAAP, which is generally on a straight-line basis, beginning at lease commencement and continuing over the term of each lease. There are circumstances which require the Company to evaluate when the lessee has technically taken possession of, or control of, the physical use of the leased asset, thereby allowing the Company to begin recognizing rental income; the Company evaluates these circumstances individually. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable. We collect deferred rents over the terms of the leases as scheduled rent payments are made. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For both the three and nine months ended September 30, 2010, the total increase to “Rental revenues” due to straight-line adjustments was approximately $29,000.

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

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Future minimum base rental payments, i.e. cash basis monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of September 30, 2010 were as follows:

Amount
Remainder of 2010	$2,271,665
2011	9,280,199
2012	8,099,544
2013	5,688,807
2014	4,206,015
Thereafter	11,391,866

Total	$40,938,096

This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant reimbursement revenue.

Valuation of Accounts and Rents Receivable

We take into consideration certain factors that require judgments to be made regarding the collectability of receivables. Collectability factors taken into consideration include the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to Interest expense over the terms of the related loans. Accumulated amortization of deferred financing costs was approximately $9,000 as of September 30, 2010. Unamortized deferred financing costs are written off if debt is retired before the maturity date.

Noncontrolling Interests

We include the accounts of all entities in which we hold a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary that is (i) not attributable, directly or indirectly, to a parent, and (ii) held by owners other than the parent. Such noncontrolling interests are reported on the consolidated balance sheet within equity, separately from our equity. On the condensed consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries will be reported at the consolidated amounts, including both the amounts attributable to us and to noncontrolling interests.

We have determined that certain interests are noncontrolling interests to be included in permanent equity, separate from our stockholders’ equity. Net income or loss related to these noncontrolling interests will be included in net income or loss in the condensed consolidated statements of operations.

Organization and Offering Expenses

Offering costs associated with the Company’s initial public offering (the “Offering”) will be charged against the gross proceeds of the Offering. Organization costs are expensed as incurred. (See Note 7, Related Party Transactions, for additional information regarding organization and offering expenses.)

Income Taxes

For its 2010 tax year, the Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company has concluded that there was no impact related to uncertain tax positions from the results of the operations of the Company for the three and nine months ended September 30, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

As of September 30, 2010, the Company had approximately $1.9 million of deferred tax assets related to expenses not yet deductible. Because the Company intends to qualify for REIT status for the tax year ending December 31, 2010, this amount is fully allowed for by the Company.

Derivative Instruments and Hedging Activities

The Company records all derivative instruments in the accompanying condensed consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. We have no fair value hedges.

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income (loss) in the statement of equity until the derivative instrument is settled. The effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of hedge ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. We do not use derivative instruments for trading or speculative purposes.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to the low number of tenants currently comprising the Company’s rental revenue. Super Micro Computer, Inc., which is an integrated computer manufacturer, and Alan Ritchey, Inc., which is a United States Postal Service Contractor, accounted for approximately 17% and 13%, respectively, of consolidated rental revenues for the three and nine month period ended September 30, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance regarding improving disclosures about fair value measurements, which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in existing GAAP with the objective to improve these disclosures and increase transparency of financial reporting disclosures. Specifically, the guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level One and Level Two fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

forward of activity in Level Three fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not anticipate that this guidance will have a material impact on the Company’s condensed consolidated financial statements.

3. INVESTMENT IN PROPERTIES

Acquisition Activity Completed Through the Report Date

During the three months ended September 30, 2010, the Company acquired 20 industrial buildings comprised of approximately 1.5 million square feet for an aggregate purchase price of $103.5 million exclusive of additional transfer taxes, due diligence and closing costs. During the nine months ended September 30, 2010, the Company acquired 21 industrial buildings comprised of approximately 1.6 million square feet for an aggregate purchase price of $116.1 million exclusive of additional transfer taxes, due diligence and closing costs. Following is additional information regarding the acquisitions completed during the three and nine months ended September 30, 2009.

Renton Industrial Building

On June 30, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington. The Renton Industrial Building consists of approximately 127,000 square feet on 14.2 acres. The total purchase price was $12.6 million, exclusive of additional transfer taxes, due diligence and closing costs. An amount of $1.6 million, included in the purchase price, was placed into escrow subject to substantive completion of certain improvements, and is reflected in “Restricted cash” in the accompanying balance sheet. Per the terms of the Advisory Agreement, the Company incurred an acquisition fee payable to the Advisor equal to 2.0% of the purchase price, or $252,000. The Company funded the acquisition using proceeds from the Offering.

The recorded fair value of the intangible lease assets represents the value associated with leasing commissions, legal, and other costs, and will be amortized over the lease term. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

Allocated Purchase Price
Land	$2,474,208
Buildings and improvements	7,458,789
Intangible lease assets, net	1,067,003

Total investment in properties	$11,000,000

In connection with the acquisition, one of our subsidiaries entered into a lease whereby the building is 100% leased to DHL Global Forwarding (“DHL”). DHL is a global market leader in the logistics industry that commits its expertise in international express, air and ocean freight, road and rail transportation, contract logistics and international mail services. A portion of the lease commenced on July 1, 2010, and the remainder of the lease will begin in December 2010 and will expire in October 2020 and contains two consecutive three-year renewal options. The lease provides for the rent to escalate periodically with average annual lease payments of approximately $1.1 million during the primary lease term. Pursuant to the terms of the lease, DHL will make certain improvements to the property. Additionally, DHL is responsible, subject to certain exceptions, for the operating expenses incurred in the operation and maintenance of the Renton Industrial Building. In addition, per the terms of the lease, Deutsche Post AG, the parent of DHL, has executed a guaranty of any and all amounts due under the lease, up to an aggregate maximum amount which will be reduced incrementally for each year of the lease.

Prior to our acquisition of the Renton Industrial Building, it was owner-occupied, and our current tenant, DHL, was not a prior tenant. Therefore, prior period financial statements for the Renton Industrial Building as a rental property are not available and pro forma financial statement information regarding the property’s operations is not presented. The lease described above is a triple-net lease, which limits the property operating expenses that we will be required to pay.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Bell Gardens

On August 25, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in three buildings in the Bell Gardens Industrial Park, which we refer to as “Bell Gardens,” located in the Bell Gardens submarket of Los Angeles County, California. Bell Gardens is comprised of approximately 263,000 square feet on 11.5 acres. The total purchase price was $15.5 million, exclusive of additional transfer taxes, due diligence and closing costs. Per the terms of the Advisory Agreement, the Company incurred an acquisition fee payable to the Advisor equal to 2.0% of the purchase price, or $310,000. The Company funded the acquisition using proceeds from the Offering.

The recorded fair value of the intangible lease assets represents the value associated with leasing commissions, legal and other costs, and will be amortized over the lease term of each related lease. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

Allocated Purchase Price
Land	$12,043,469
Buildings and improvements	2,326,850
Intangible lease assets, net	1,129,681

Total investment in properties	$15,500,000

Bay Area Portfolio

On September 1, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in one building located in the Bayside Business Park aggregating approximately 246,000 square feet on 10.4 acres, and a 100% fee interest in three buildings located in the Pinole Point Business Park aggregating approximately 475,000 square feet on 30.0 acres, which we collectively refer to as the “Bay Area Portfolio.” The total purchase price was $60.0 million, exclusive of additional transfer taxes, due diligence and closing costs. Per the terms of the Advisory Agreement, the Company incurred an acquisition fee payable to the Advisor equal to 2.0% of the purchase price, or $1.2 million. The Company funded the acquisition using proceeds from the Offering and debt financing.

The recorded fair value of the intangible lease assets represents the value associated with leasing commissions, legal and other costs, and will be amortized over the lease term of each related lease. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

Allocated Purchase Price
Land	$27,639,104
Buildings and improvements	27,374,114
Intangible lease assets, net	4,986,782

Total investment in properties	$60,000,000

Portland Portfolio

On September 30, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Portland Industrial Portfolio, which we refer to as the “Portland Portfolio,” which is comprised of 13 industrial buildings aggregating approximately 475,000 square feet on 29.9 acres, located in the Northeast submarket of Portland, Oregon. The total purchase price was $28.0 million, exclusive of additional transfer taxes, due diligence and closing costs. Per the terms of the Advisory Agreement, the Company incurred an acquisition fee payable to the Advisor equal to 2.0% of the purchase price, or $560,000. The Company funded the acquisition using proceeds from the Offering and debt financing.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The recorded fair value of the intangible lease assets represents the value associated with leasing commissions, legal and other costs, and will be amortized over the lease term of each related lease. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

Allocated Purchase Price
Land	$5,410,151
Buildings and improvements	19,534,673
Intangible lease assets, net	3,055,176

Total investment in properties	$28,000,000

Acquisition Activity Completed After the Report Date

Atlanta Portfolio

On November 1, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Atlanta Portfolio, which is comprised of two industrial buildings aggregating approximately 232,000 square feet on 16.9 acres. The Atlanta Portfolio is located in the Suwanee Pointe submarket northeast of Atlanta, Georgia. The total purchase price was $14.2 million, exclusive of additional transfer taxes, due diligence, and closing costs. Per the terms of the Advisory Agreement, the Company incurred an acquisition fee payable to the Advisor equal to 2.0% of the purchase price, or $284,000. The Company funded the acquisition using proceeds from the Offering and debt financing. The preliminary allocation of the purchase price has not been completed as of the date of this report. The allocation of the purchase price will be based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2010.

Pro Forma Financial Information

The following table has been prepared to provide estimated pro forma information for the period from Inception (May 19, 2009) to September 30, 2009, and the nine months ended September 30, 2010, with regard to our acquisitions completed as of the report date as described above and the related financings. This pro forma information includes the results from operations of acquired buildings from the acquisition date forward and our estimate of the pro forma impact that each acquisition would have had on our revenues and net loss had we acquired these properties (i) as of May 19, 2009, for the period of Inception (May 19, 2009) to September 30, 2009, and (ii) as of January 1, 2010 for the nine months ended September 30, 2010.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

This pro forma information may not be indicative of the results that actually would have occurred if these transactions had been made as of May 19, 2009 or January 1, 2010, nor does it purport to represent the results of operation for future periods. The accompanying pro forma information does not contemplate certain amounts that are not readily determinable, such as additional general and administrative expenses and other related items.

	For the Period from Inception (May 19, 2009) to December 31, 2009		For the Nine Months Ended September 30, 2010
	Historical (1)	Pro Forma (2)(3)(4)	Historical (1)	Pro Forma (2)(3)(4)
Revenue	$—	$3,944,176	$810,330	$8,119,782

Net Loss	$(1,355)	$(51,990)	$(4,299,592)	$(813,608)

Weighted Average Shares Outstanding (5)	7,802,400	7,802,400	7,802,400	7,802,400

Pro forma net income per common share - basic and diluted	$(0.00)	$(0.01)	$(0.55)	$(0.10)

(1)	Historical revenue includes rental revenue presented on a straight-line basis plus reimbursement revenue.

(2)

Supplemental pro forma adjustments include our estimate of incremental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, and interest expense incurred in conjunction with the related debt financing, that we may have incurred had the acquisitions of Bell Gardens, the Bay Area Portfolio, and the Portland Portfolio properties been made on May 19, 2009, for the period from Inception (May 19, 2009) to September 30, 2009, and January 1, 2010, for the nine months ended September 30, 2010. Incremental rental revenue was estimated to be approximately $3.9 million for the period from Inception (May 19, 2009) to September 30, 2009, and approximately $7.3 million for the nine months ended September 30, 2010. Incremental expenses were estimated to be approximately $4.0 million for the period from Inception (May 19, 2009) to September 30, 2009, and approximately $3.8 million for the nine months ended September 30, 2010.

(3)

Prior to our acquisition of the Renton Industrial Building, it was owner-occupied, and our current tenant, DHL, was not a prior tenant. Therefore, prior period financial statements for the property are not available and pro forma financial information for the Renton Industrial Building is not included in the above table.

(4)	Because the acquisition of the Atlanta Portfolio occurred after the report date, supplemental pro forma information is not provided in the above table.

(5)	We assumed the number of shares outstanding at September 30, 2010 to have been outstanding for the periods presented.

Intangible Lease Assets and Liabilities

Our intangible lease assets and liabilities included the following as of December 31, 2009 and September 30, 2010:

	December 31, 2009			September 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$—	$—	$—	$8,659,991	$(148,812)	$8,511,179
Above-market lease assets	—	—	—	1,840,043	(36,299)	1,803,744
Below-market lease liabilities	—	—	—	(261,393)	11,712	(249,681)

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below-market lease assets and liabilities; see Note 2, Summary of Significant Accounting Policies, for additional information) was approximately $149,000 for both the three and nine months ended September 30, 2010. No amortization expense was recorded during 2009.

The following table describes the estimated net amortization of such intangible assets as of September 30, 2010, for the next five years.

	Estimated Net Amortization of Intangible Lease Assets	Estimated Net Amortization of Above and Below- Market Lease Assets (1)
Remainder of 2010	$776,173	$264,083
2011	2,743,499	322,711
2012	2,049,249	401,291
2013	1,132,077	237,168
2014	663,431	171,063
Thereafter	1,146,750	157,747

Total	$8,511,179	$1,554,063

(1)	A net above market lease asset results in a reduction to future revenue.

4. DEBT OBLIGATIONS

During the three months ended September 30, 2010, we incurred borrowings of $64.2 million in connection with our acquisitions. Our indebtedness is comprised of mortgage notes payable which are secured by deeds of trust and related assignments and security interests in the collateralized properties. As of September 30, 2010, the total gross book value of the consolidated properties securing these mortgage notes was approximately $116.1 million, inclusive of the $1.6 million held in restricted cash. Our outstanding indebtedness as of September 30, 2010, is summarized in the table below:

Property Debt Secured by	Lender	Original Loan Amount	Interest Rate	Maturity Date
Renton Industrial Building (1)	Wells Fargo Bank National Association	$7,560,000	4.16%	September 1, 2015
Bay Area Portfolio	Principal Life Insurance Company	30,000,000	4.31%	September 1, 2017
Bell Gardens and the Portland Portfolio (2)	ING USA Annuity Life and Insurance Company	26,600,000	4.95%	October 1, 2020

	Total Debt Obligations	$64,160,000

(1)

This loan bears interest at a variable interest rate based on one-month LIBOR plus 2.50%. In order to protect against fluctuations in LIBOR, in conjunction with this loan agreement, the Company entered into a five year, LIBOR-based interest rate swap agreement with Wells Fargo as the counterparty. As of September 30, 2010, the interest rate on the loan was effectively fixed at 4.16% for the full term as a result of the swap transaction. Refer to Note 6, Derivative and Other Comprehensive Income.

(2)

The expected maturity date based on underlying structure of facility. The contractual maturity date is October 1, 2040. Additional detail of this loan is discussed under the Bell Gardens and Portland Portfolio Fixed Rate Loan discussion below.

The following discussion provides further detail of the borrowings summarized in the above table.

Renton Industrial Building Floating Rate Loan

On August 31, 2010, the Company entered into a $7.6 million variable rate loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The proceeds from this loan are being used to finance the Company’s capital requirements, which may include the funding of future acquisitions. The loan is secured by a deed of trust and related assignments and security interests in the Renton Industrial Building. The loan requires monthly payments of interest only until October 1, 2013, at which time payments of

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

principal and interest will be due monthly until the maturity date of September 1, 2015. In addition, the loan bears interest at a variable interest rate based on one-month LIBOR plus 2.5%. In order to protect against fluctuations of LIBOR, in conjunction with this loan agreement, the Company entered into a five-year, LIBOR-based interest rate swap agreement with Wells Fargo as the counterparty, refer to Note 6, Derivative and Other Comprehensive Income, for a discussion of the derivative agreement.

Bay Area Portfolio Fixed Rate Loan

On September 1, 2010, the Company entered into a $30.0 million fixed rate loan agreement with Principal Life Insurance Company. The proceeds from this loan were used to partially finance the acquisition of the Bay Area Portfolio. The loan is secured by deeds of trust and related assignments and security interests in the Bay Area Portfolio. The loan bears a fixed interest rate of 4.31%, requires monthly amortization payments, and has a maturity date of September 1, 2017.

Bell Gardens and Portland Portfolio Fixed Rate Loan

On September 30, 2010, the Company entered into an aggregate $26.6 million fixed rate loan agreement with ING USA Annuity Life and Insurance Company. The proceeds from this loan were used to partially finance the acquisition of the Portland Portfolio. The loan is secured by deeds of trust and related assignments and security interests in the Bell Gardens property and the Portland Portfolio. The loan bears a fixed interest rate of 4.95%, requires monthly amortization payments (based on a 30-year amortization schedule), and has a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.

Each of the loan agreements described above allow for prepayment, in whole or in part, subject to the payment of certain prepayment premiums. In addition, each of the loan agreements described above contain customary affirmative, negative and financial covenants, agreements, representations, warranties and indemnities, including indemnification for losses arising out of certain environmental issues at the respective properties, and borrowing conditions, all as set forth in the loan agreements. As of September 30, 2010, we were in compliance with all covenants contained in the debt agreements. The loan agreements also contain various customary events of default, which are defined in the respective agreements. As is customary in such financings, if an event of default occurs under either loan, the lender may accelerate the repayment of amounts outstanding and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The Company’s subsidiaries that directly own the properties securing the loans are the borrowers under the corresponding loan agreements described above. The Operating Partnership has provided customary non-recourse guarantees of certain of the obligations under these loan agreements.

The following table sets forth the scheduled maturities of our debt as of September 30, 2010.

Amount
Remainder of 2010	$187,753
2011	905,145
2012	947,602
2013	1,035,064
2014	1,215,205
Thereafter	59,869,231

Total	$64,160,000

5. FAIR VALUE MEASUREMENT

As of December 31, 2009, and September 30, 2010, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable, and accounts payable approximated their carrying values because of the short-term nature of these instruments. As discussed in Note 2, Summary of Significant Accounting Policies, the estimated fair value of other financial instruments subject to fair value disclosures are made under a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring of fair value:

Level One: Observable inputs that reflect unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level Two: Inputs other than quoted prices included in Level One that are observable for the asset or liability, either directly or indirectly.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Level Three: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon disposition. As of September 30, 2010, the Company had no financial assets or liabilities that were transferred between Level One or Level Two inputs. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table summarizes these financial instruments:

	September 30, 2010 (1)	Level One	Level Two	Level Three
Assets:
N/A	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative - interest rate swap	$103,012	$—	$103,012	$—

Total liabilities measured at fair value	$103,012	$—	$103,012	$—

(1)

As of December 31, 2009, the Company had no assets or liabilities required to be valued under the fair value hierarchy, and as of September 30, 2010, there were no assets required to be valued under the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

The derivative liability associated with the interest rate swap is considered to be a Level Two instrument. The interest rate swap is a standard cash flow hedge whose fair value is estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. See Note 6, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its debt obligations are carried at historical cost in the accompanying condensed consolidated balance sheet. For disclosure purposes, we estimate the fair value of the debt obligations using discounted cash flow analysis based on our estimate of market interest rates which we have determined to be our best estimate of current market spreads of similar instruments. The debt obligations are considered to be Level Three instruments. Because all debt was entered into during the three month period ended September 30, 2010, the fair value of the Company’s debt obligations as of September 30, 2010, approximated its carrying value of $64.2 million.

6. DERIVATIVE AND OTHER COMPREHENSIVE INCOME

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

On August 31, 2010, the Company entered into one interest rate swap agreement with Wells Fargo Bank, National Association to hedge the $7.6 million mortgage note payable secured by the Renton Industrial Building, as discussed in Note 4, Debt Obligations. This derivative is designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The interest rate swap has an effective date of August 31, 2010, and will expire on September 1, 2015. The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge at its inception. Accordingly, changes in fair value of the interest rate swap were recorded as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCL on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheet of the interest rate swap as hedging instrument as of September 30, 2010:

Balance Sheet Location	September 30, 2010
Derivative liability	$103,012

As a result of this activity, AOCL increased to $103,012 for the three and nine months ended September 30, 2010. The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next twelve months.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income. Comprehensive income (loss) consisted:

	For the Three Months Ended		For the Period from Inception (May 19, 2000) to September 30, 2009	For the Nine Months Ended September 30, 2010
	September 30, 2009	September 30, 2010
Net loss	$(1,355)	$(3,087,177)	$(1,355)	$(4,299,592)
Unrealized loss on cash flow swap	—	(103,012)	—	(103,012)

Total comprehensive loss	$(1,355)	$(3,190,189)	$(1,355)	$(4,402,604)

7. STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which (150,000,000 shares) will be offered to investors at a price of $10.00 per share, and 25% of which (52,631,579 shares) will be offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) will provide dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years after the initial effective date of the Offering, or December 18, 2011, unless the Company’s board of directors determines to extend the Offering in states that permit such an extension. Further, in certain states, the Offering may only continue for up to one year unless the offering period is renewed for up to one additional year.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

As of September 30, 2010, the Company had received sufficient proceeds from the Offering to satisfy the minimum offering requirements of all states other than Pennsylvania. Pursuant to the requirements of the Commissioner of Securities of the Commonwealth of Pennsylvania, no subscriptions from residents of the Commonwealth of Pennsylvania will be accepted until we have received at least $75,000,000 in aggregate gross proceeds from investors in the Offering who are not residents of the Commonwealth of Pennsylvania. At September 30, 2010 we had received $73.8 million in gross proceeds from the Offering and had a $3.6 million receivable for Offering proceeds due from the transfer agent. On October 4, 2010, we received the $3.6 million from the transfer agent and were able to begin accepting subscriptions from Pennsylvania residents.

Common Stock

As of December 31, 2009 and September 30, 2010, 20,200 and 7,802,400 shares of common stock were issued and outstanding, respectively. During the nine months ended September 30, 2010, we raised approximately $77.4 million of gross offering proceeds from the sale of our common stock pursuant to the Offering. The net proceeds from the sale of these securities were transferred to our Operating Partnership for a number of OP Units equal to the shares of common stock sold in the Offering. Common stock and additional paid-in capital in the accompanying balance sheet as of September 30, 2010 of $65.2 million is comprised of gross proceeds of $77.4 million less $8.5 million of certain direct selling costs, less an additional $3.7 million of direct selling and offering costs, which include certain overhead and professional fees incurred by us and payable to the Advisor.

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

Distributions

We intend to accrue and make distributions on a regular basis. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions are calculated based on common stockholders of record as of the close of business each day in the applicable period. Total distributions of $850,346 for the third quarter of 2010 were payable as of September 30, 2010, and such distributions were paid or reinvested in shares of our common stock pursuant to our distribution reinvestment plan on October 15, 2010.

8. RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager, and the Property Manager are affiliated parties that will receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	Sales commissions payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating unaffiliated broker-dealers) of up to 7.0% of the gross proceeds from the Offering;

(ii)	Dealer manager fee payable to the Dealer Manager of up to 2.5% of the gross proceeds from the Offering;

(iii)	Organization and offering expense reimbursement to the Advisor or its affiliates for cumulative expenses of up to 1.75% of aggregate gross proceeds from the Offering from the sale of shares in the primary offering and the distribution reinvestment plan;

(iv)	Acquisition fees payable to the Advisor in connection with the acquisition, development, and construction of real properties, which will vary depending on whether the asset acquired is in the operational, development or construction stage. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount up to 4.0% of the total project cost;

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

Transactions with Affiliates

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of the Advisor, at a price of $10 per share, which shares were subsequently transferred to the Sponsor, the parent of the Advisor. The Company contributed $2,000 to the Operating Partnership and is the Operating Partnership’s sole general partner. Additionally, the Operating Partnership issued 20,000 OP Units at $10 per share to the Advisor in exchange for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock in December 2009. The Operating Partnership also issued 100 Special Units to the sponsor for consideration of $1,000. These Special Units are classified as noncontrolling interests in the accompanying condensed consolidated balance sheet (see Note 9, Noncontrolling Interests, for additional information).

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The Company incurred fees and expenses as shown in the table below for services provided by the Advisor and the Dealer Manager related to the services described above during the periods indicated below.

			For the Period
			from Inception	For the Nine
	For the Three Months		(May 19, 2009)	Months Ended
	Ended September 30,		to September 30,	September 30,
	2009	2010	2009	2010
Sales commissions from offering	$—	$2,739,752	$—	$5,251,472
Dealer Manager fees	—	1,016,475	—	1,940,808
Acquisition fees	—	2,070,000	—	2,322,000
Asset management fees	—	104,533	—	112,933
Organization and offering expenses	1,387,987	709,671	1,387,987	1,355,367
Other expense reimbursements	—	56,361	—	119,655

	$1,387,987	$6,696,792	$1,387,987	$11,102,235

As of September 30, 2010, our “Due to affiliates” balance in the accompanying balance sheet was a $5.6 million liability related to unreimbursed fees and expenses incurred by certain affiliates as described above. Of this amount, $591,205 is payable as of September 30, 2010, which includes $352,271 payable to the Dealer Manager for sales commissions, $142,886 payable to Dealer Manager for dealer manager fees, and $96,048 payable to the Advisor for reimbursement of asset management fees, acquisition fees, organization and offering expenses and other expenses.

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

Other Expense Reimbursements

In addition to the reimbursement of organization and offering expenses, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive an acquisition fee, an asset management fee or a real estate commission for the activities which generate the expenses to be reimbursed, such as personnel and overhead expenses. The Advisor may utilize its employees to provide such services and in certain instances those employees may include our named executive officers. For the nine months ended September 30, 2010, we incurred $119,655 related to these other expenses, all of which were reimbursed to the Advisor as of September 30, 2010, except $9,286 which was reimbursed during the fourth quarter.

9. NONCONTROLLING INTERESTS

Operating Partnership Units

During July 2009, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units, and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Each outstanding OP Unit is exchangeable for one share of our common stock, and an OP Unit holder cannot require redemption in cash or other assets. As a result, we classified our OP Units as noncontrolling interests within permanent equity until December 14, 2009, when the Advisor exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of our common stock.

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

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events:

(1)	A “Liquidity Event”; or

(2)	the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: (i) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. At September 30, 2010, the events that would result in the Special Units becoming redeemable are not considered probable.

We have determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the nine months ended September 30, 2010.

10. SUBSEQUENT EVENTS

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

Recognized Subsequent Events

We have evaluated subsequent events for the period from September 30, 2010, the date of these financial statements, through the date these financial statements are being filed with the SEC. No significant recognized subsequent events were noted.

Nonrecognized Subsequent Events

Sales of common stock

Subsequent to September 30, 2010, we issued 2,558,147 shares of common stock, including 47,000 shares related to our distribution reinvestment plan. As of November 8, 2010, there were 10,360,547 shares of common stock outstanding and the Company had raised $103.2 million in gross proceeds from the Offering.

Completion of an Acquisition and Related Financing

On November 1, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Atlanta Portfolio, which is comprised of two industrial buildings aggregating approximately 232,000 square feet on 16.9 acres. The total purchase price was $14.2 million, exclusive of additional transfer taxes, due diligence, and closing costs. Refer to Note 3, Investment in Properties, for a discussion of the acquisition. In order to fund a portion of the acquisition, the Company entered into a $7.8 million fixed rate loan agreement with ING USA Annuity and Life Insurance Company. The loan is secured by deeds of trust and related assignments and security interests in the Atlanta Portfolio. The loan has a fixed interest rate of 4.90%, and requires monthly amortization payments (based on a 30-year amortization schedule) and has a contractual maturity on November 1, 2040; however, the expected maturity date of the loan, based on its underlying structure, is November 1, 2020.

The loan agreement allows for prepayment, subject to certain prepayment premiums. In addition, it contains customary affirmative, negative and financial covenants, agreements, representations, warranties and indemnities, including indemnification for losses arising out of certain environmental issues at the respective properties, and borrowing conditions,

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

all as set forth in the loan agreement. The loan agreement also contains various customary events of default, which are defined in the agreement. As is customary in such financings, if an event of default occurs under the loan agreement, the lender may accelerate the repayment of amounts outstanding and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The Company’s subsidiary that directly owns the property securing the loan is the borrower under the loan. The Operating Partnership has provided customary non-recourse guarantees of certain of the obligations under the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the period from Inception (May 19, 2009) to December 31, 2009.

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

Overview

We were formed as a Maryland corporation on May 19, 2009, to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants.

On December 18, 2009, we commenced an initial public offering, or the Offering, of up to $2,000,000,000 in shares of our common stock, 75% of which is being offered at a price of $10.00 per share, and 25% of which is being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2010, we had raised sufficient proceeds from the Offering to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Pursuant to the requirements of the Commissioner of Securities of the Commonwealth of Pennsylvania, no subscriptions from residents of the Commonwealth of Pennsylvania were accepted until we had received at least $75,000,000 in aggregate gross proceeds from investors in the Offering who are not residents of the Commonwealth of Pennsylvania. At September 30, 2010, we had received $73.8 million in gross proceeds from the Offering and had a $3.6 million receivable for Offering proceeds due from the transfer agent. On October 4, 2010, we received the $3.6 million from the transfer agent and were able to begin accepting subscriptions from Pennsylvania residents.

As of September 30, 2010, we had sold approximately $77.4 million (7.8 million shares) to the public in connection with the Offering in addition to the 20,200 shares previously sold to affiliates, and approximately 19,000 shares had been sold in connection with our distribution reinvestment plan.

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

During the nine months ended September 30, 2010, we acquired 21 industrial buildings comprised of 1.6 million square feet in four markets within the United States. We funded the acquisitions using proceeds from the Offering and debt financings. The number and type of real properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are making our investments. Additionally, during the nine months ended September 30, 2010, we borrowed an aggregate of $64.2 million under mortgage notes which are secured by deeds of trust and related assignments and security interests in the collateralized properties, with varying terms and interest rates ranging from 4.16% to 4.95%. See Note 4, Debt Obligations, included in Item 1- Financial Statements of this Quarterly Report on Form 10-Q for additional information.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than (i) the national and international economic conditions affecting real estate, (ii) the availability and cost of financing generally, and (iii) the potential for additional increases in interest rates (as discussed below), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or making debt or other investments. Specifically, recent volatility in the commercial real estate debt markets has effectively reduced the amount of capital available to finance real estate in general.

During 2009 and through the third quarter of 2010, industrial property fundamentals have continued to mirror global economic conditions. Companies in the industrial warehouse sector are experiencing a very challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. However, the industrial property industry as a whole has also experienced significantly reduced levels of new supply. We expect demand in the U.S. for industrial warehouse properties to improve with gross domestic product growth.

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

Results of Operations

All comparisons under this heading between 2009 and 2010 periods refer to the three months ended September 30, 2009, and the period from Inception (May 19, 2009) to September 30, 2009, and the three and nine months ended September 30, 2010, respectively, unless otherwise indicated.

Summary

As of September 30, 2010, we had acquired 21 industrial buildings comprised of approximately 1.6 million square feet. One of these buildings was acquired on June 30, 2010, and the remaining 20 buildings were acquired during the third quarter 2009. As a result, the operating results for the three and nine months ended September 30, 2010, do not vary significantly.

Rental Revenues

Rental revenues are comprised of base rent, straight-line rent, amortization of above and below-market rent intangibles, and tenant reimbursement revenue. Rental revenues increased to $810,330 for the three and nine months ended September 30, 2010, due to the acquisition of one property on June 30, 2010, three buildings on August 25, 2010, and four buildings on September 1, 2010. We acquired an additional 13 buildings on September 30, 2010, for which no material results of operations were presented.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased to approximately $70,000 and $120,500 for the three and nine months ended September 30, 2010, due to the commencement of property operations resulting from our acquisitions. As we continue to consolidate new acquisitions, such property expenses are expected to increase.

General and Administrative Expenses

General and administrative expenses were primarily comprised of: (i) expense reimbursements related to administrative services the Advisor provided to us, including related personnel costs; and (ii) professional fees primarily related to legal and accounting expenses. General and administrative expenses increased to $385,342 and $1.2 million for the three and nine months ended September 30, 2010, respectively, primarily related to the commencement of property operations. General and administrative expenses are expected to continue to increase as operations expand with the acquisition of additional industrial real estate properties and increased personnel at the Advisor providing services to us.

Asset Management Fees, Related Party

Asset management fees include the monthly fee paid to our Advisor for the management of our real properties on our behalf. Asset management fees increased to $104,533 and $112,933 for the three and nine months ended September 30, 2010. This increase is the result of our 20 and 21 acquisitions completed during the three and nine months ended September 30, 2010, respectively.

Acquisition-Related Expenses, Related Party

Related party acquisition expenses consist of the acquisition fee payable to our advisor upon the completion of an acquisition. The related party acquisition-related expenses increased to $2.1 million and $2.3 million for the three and nine months ended September 30, 2010. This increase is the result of our 20 and 21 acquisitions completed during the three and nine months ended September 30, 2010, respectively.

Acquisition-Related Expenses

Acquisition-related expenses are those expenses incurred in relation to acquisitions that are to third parties, i.e. legal fees, due diligence, closing costs, etc. The acquisition-related expenses increased to $746,425 and $839,668 for the three and nine months ended September 30, 2010. This increase is the result of our 20 and 21 acquisitions completed during the three and nine months ended September 30, 2010, respectively.

Interest expense

Interest expense increased to $147,500 for the three and nine months ended September 30, 2010. This is the result of the mortgage note financing we entered into during the three months ended September 30, 2010. Our weighted average interest rate as of September 30, 2010 was approximately 4.56%.

How We Measure Our Performance

Funds from Operations Definition (“FFO”)

We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expense. However, because real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that consists of net income (loss), calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes.

Company-Defined FFO

As part of its guidance concerning FFO, NAREIT has stated that the “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” As a result, modifications to FFO are common among REITs as companies seek to provide financial measures that meaningfully reflect the specific characteristics of their businesses. We believe that investors and other stakeholders who review our operating results are best served by providing them with the same performance metrics used by management to gauge operating performance. Therefore, we are providing users with a Company-Defined FFO measure in addition to the NAREIT definition of FFO and other GAAP measures. However, no single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Certain GAAP measures, as well as FFO, include items that may affect comparability from period to period. Our primary objective for Company-Defined FFO is to provide investors with a supplemental earnings metric that indicates the performance of our operations before certain non-cash charges, non-operating or other items that management believes affect the comparability of our operating results from period to period. Our Company-Defined FFO is currently derived by adjusting FFO for acquisition-related expenses including acquisition fees paid to our Advisor.

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO as an indication of our operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and Company-Defined FFO differently and choose to treat acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss for the three and nine months ended September 30, 2009 and 2010.

			For the Period from Inception (May 19, 2009) to September 30,	For the Nine Months Ended September 30,
	For the Three Months Ended September 30,
	2009	2010	2009	2010
Reconciliation of Net Loss to FFO:
Net loss	$(1,355)	$(3,087,177)	$(1,355)	$(4,299,592)
Add (deduct) NAREIT-defined adjustments:
Real estate related depreciation and amortization	—	262,154	—	262,154

FFO attributable to common shares	$(1,355)	$(2,825,023)	$(1,355)	$(4,037,438)

FFO per common share	$—	$(0.52)	$—	$(1.63)

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares	$(1,355)	$(2,825,023)	$(1,355)	$(4,037,438)
Add (deduct) our adjustments:
Acquisition costs	—	2,816,425	—	3,161,668

Company-defined FFO, as adjusted	$(1,355)	$(8,598)	$(1,355)	$(875,770)

Company-defined FFO per common share, as adjusted	$—	$(0.00)	$—	$(0.35)

Weighted average shares outstanding	—	5,442,217	—	2,482,855

Liquidity and Capital Resources

Overview

Our principal demand for funds will be to acquire real property, debt and other investments, to pay operating expenses and interest on any outstanding indebtedness, and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from the results of our operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the incurrence of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of our board of directors and the Investment Committee or another committee established by the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets regardless of the temporary investment of such assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Cash Flows

Cash used in operating activities of $3.1 million for the nine months ended September 30, 2010 was primarily related to acquisition costs and general and administrative expenses. Cash used in investing activities of $116.7 million for the nine months ended September 30, 2010 was related to the acquisition of 21 industrial buildings aggregating 1.6 million square feet. Cash provided by financing activities of $129.4 million for the nine months ended September 30, 2010 was primarily related to gross proceeds of $73.9 million from the Offering, less offering costs, and borrowings of $64.2 million under mortgage notes.

Debt Financing

During the three months ended September 30, 2010, we entered into financing agreements for borrowings of $64.2 million, which are secured by deeds of trust and related assignments and security interests in the collateralized properties, with varying terms and interest rates ranging from 4.16% to 4.95%. See Note 4, Debt Obligations, included in Item 1- Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Common Stock

As of December 31, 2009 and September 30, 2010, 20,200 and 7,802,400 shares of common stock were issued and outstanding, respectively. During the nine months ended September 30, 2010, we raised approximately $77.4 million of gross offering proceeds from the sale of our common stock pursuant to the Offering. The net proceeds from the sale of these securities were transferred to our Operating Partnership for a number of OP Units equal to the shares of common stock sold in the Offering. Common stock and additional paid-in capital in the accompanying balance sheet as of September 30, 2010 of $65.2 million is composed of gross proceeds of $77.4 million less $8.5 million of certain direct selling costs, less an additional $3.7 million of direct selling and offering costs, which includes certain overhead and professional fees incurred by and payable to the Advisor.

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

Distributions

We intend to accrue and make distributions on a regular basis. Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. These distributions are calculated based on common stockholders of record as of the close of business each day in the period. Total distributions of $850,346 for the third quarter of 2010 were payable as of September 30, 2010, and such distributions were paid on October 15, 2010, of which $449,762 was reinvested in shares of our common stock pursuant our distribution reinvestment plan. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from operations. There can be no assurances that we will achieve this goal. We intend to pay distributions for the fourth quarter of 2010 during the first quarter of 2011 on a date to be determined by us.

Until the net proceeds from our initial public offering are fully invested and from time to time thereafter, we may not generate sufficient cash from operating activities to fully fund distributions. Therefore, particularly in the earlier stages of the Offering, some or all of our distributions have been, and may continue to be, paid from other sources, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, interest income on our cash balances, and the net proceeds of our Offering (provided that proceeds from our Offering may be used only until March 31, 2011). We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

The following table outlines distributions paid during 2010 to our stockholders, as well as the sources of funds used to pay cash distributions:

	Three Months Ended
	March 31, 2010 (1)	June 30, 2010	September 30, 2010
Distributions paid in cash	$255	$120,865	$400,584
Distributions reinvested	528	179,420	449,762

Total distributions	$783	$300,285	$850,346

Source of distributions paid in cash:
Distributions provided by financing activities (2)	$255	$120,865	$400,584
Distributions provided by operating activities	—	—	—

Total sources of cash distributions	$255	$120,865	$400,584

(1)	Distributions were declared for the one day March 31, 2010.

(2)

For the three months ended March 31, 2010 and June 30, 2010, all distributions provided by financing activities were funded through Offering proceeds. For the three months ended September 30, 2010, all distributions provided by financing activities were funded through proceeds from our debt financings.

Share Redemption Program

Subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of common stock for cash. Shares of common stock must be held for a minimum of one year and we are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive 12 month period to no more than 5% of the number of shares of common stock outstanding at the beginning of such twelve month period.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Under different conditions or assumptions, it is possible that different accounting policies could be applied or different amounts of assets, liabilities, revenues and expenses could be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009, and the related notes thereto.

Subsequent Events

On November 1, 2010, we acquired a 100% fee interest in the Atlanta Portfolio, which is comprised of two industrial buildings aggregating approximately 232,000 square feet on 16.9 acres. The total purchase price was $14.2 million, exclusive of additional transfer taxes, due diligence, and closing costs. Refer to Note 3, Investment in Properties, included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the acquisition. In order to fund a portion of the acquisition, the Company entered into a $7.8 million fixed rate loan agreement with ING USA Annuity and Life Insurance Company. The loan is secured by deeds of trust and related assignments and security interests in the Atlanta Portfolio. The loan has a fixed interest rate of 4.90%, and requires monthly amortization payments (based on a 30-year amortization schedule) and has a contractual maturity on November 1, 2040; however, the expected maturity date of the loan, based on its underlying structure, is November 1, 2020.

The loan agreement allows for prepayment, subject to certain prepayment premiums. In addition, it contains customary affirmative, negative and financial covenants, agreements, representations, warranties and indemnities, including indemnification for losses arising out of certain environmental issues at the respective properties, and borrowing conditions, all as set forth in the loan agreement. The loan agreement also contains various customary events of default, which are defined in the agreement. As is customary in such financings, if an event of default occurs under the loan agreement, the lender may accelerate the repayment of amounts outstanding and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The Company’s subsidiary that directly owns the property securing the loan is the borrower under the loan. The Operating Partnership has provided customary non-recourse guarantees of certain of the obligations under the loan.

Inflation

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not reimbursed or paid by our tenants. Our leases may require our tenants to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2010, the fair value and carrying value of our loans payable was $64.2 million. Given that all real estate loans were entered into during the third quarter, we deemed the fair value to approximate the carrying value of our real estate loans. As we expect to hold our fixed rate instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans payable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2010, all of our variable rate debt was effectively fixed through interest rate swap agreements. In the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the debt outstanding under the $7.6 million variable rate loan to which our outstanding interest rate swap relates. In such an event, if interest rates increased by 1%, we would incur an additional $75,600 in annual interest expense. Please see Note 4, Debt Obligations and Note 6, Derivative and Other Comprehensive Income, included in Item 1 — Financial Statements of this Quarterly Report on Form 10-Q for more information concerning our outstanding debt and derivative instrument.

We may continue to use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders’ investment may be reduced. Our board of directors has established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As part of our cash flow hedging strategy we entered into one interest rate swap during the three months ended September 30, 2010. This derivative is designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time.

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

Use of Proceeds from Registered Securities

On December 18, 2009, our Registration Statement on Form S-11 (File No. 333-159445), covering our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act of 1933. Our initial public offering commenced on December 18, 2009, and is currently expected to terminate on or before December 18, 2011, unless extended by our board of directors for up to an additional one year period.

As of September 30, 2010, the following direct selling costs had been incurred by certain affiliates in connection with the issuance and distribution of our registered securities:

Amount
Sales commissions	$5,251,472
Dealer manager fees	1,940,808
Organization and offering expense reimbursements	1,355,367

Total expenses	$8,547,647

The gross proceeds from the Offering were $77.4 million as of September 30, 2010. After deducting $8.5 million of direct selling costs described above, the net proceeds from the Offering were $68.9 million as of September 30, 2010.

The sales commissions and dealer manager fees are payable to our Dealer Manager, and a substantial portion of these commissions and fees are expected to be reallowed to participating broker dealers as commissions and marketing fees and expenses. The organization and offering expense reimbursements are payable to our Advisor. From the organization and offering expense reimbursements, the Advisor may reimburse our Dealer Manager and participating broker dealers for certain non-accountable expense reimbursements.

During the nine months ended September 30, 2010, the Company acquired 21 industrial buildings comprised of approximately 1.6 million square feet for an aggregate purchase price of $116.1 million exclusive of additional transfer taxes, due diligence and closing costs. The Company funded the acquisitions with net proceeds from the Offering and debt financings.

On August 15, 2010, we paid $120,865 in cash distributions related to our second quarter declaration to our shareholders from Offering proceeds. See Item 2 in Part I of this Quarterly Report on Form 10-Q for additional information.

As of November 8, 2010, we had received gross proceeds of approximately $103.2 million from the sale of 10,360,547 of our common shares in our initial public offering, including approximately $450,000 from the sale of approximately 47,000 of our common shares through our distribution reinvestment plan. As of that date, approximately 189,639,453 shares remained available for sale pursuant to our initial public offering. We may continue to offer shares of our common stock until December 18, 2011, unless extended for up to an additional one year period. We reserve the right to terminate this offering at any time.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

November 15, 2010	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on December 21, 2009.

4.2	Amended and Restated Share Redemption Program Dated June 16, 2010. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.9	Contract of Sale, dated as of July 28, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Richmond Pinole Point Industrial, LLC and Fremont Bayside Industrial, LLC. Incorporated by reference to Exhibit 10.9 to Post-effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on September 1, 2010 (“Post-Effective Amendment No. 1”).

10.10	Agreement of Purchase and Sale, dated as of August 2, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and The Realty Associates Fund V, L.P. Incorporated by reference to Exhibit 10.10 to the Post-Effective Amendment.

10.11	Agreement of Purchase and Sale, dated as of August 2, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and The Realty Associates Fund VI, L.P. Incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1.

10.12	Loan Agreement, dated as of August 30, 2010, by and between IIT 1905 Raymond Avenue LLC as borrower and Wells Fargo Bank, National Association as lender. Incorporated by reference to Exhibit 10.12 to the Post-Effective Amendment No. 1.

10.13	Promissory Note Secured by Deed of Trust issued by IIT 1905 Raymond Avenue LLC to Wells Fargo Bank, National Association, dated as of August 31, 2010. Incorporated by reference to Exhibit 10.13 to the Post-Effective Amendment No. 1.

10.14	Loan Agreement, dated as of September 1, 2010, by and between IIT Pinole Business Park I LP and IIT 48350 Fremont Blvd LP as borrowers and Principal Life Insurance Company as lender. Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 1.

10.15	Secured Promissory Note issued by IIT Pinole Business Park I LP and IIT 48350 Fremont Blvd LP to Principal Life Insurance Company, dated as of September 1, 2010. Incorporated by reference to Exhibit 10.15 to the Post-Effective Amendment No. 1.

10.16	Selected Dealer Agreement, dated as of September 16, 2010, by and between Industrial Income Trust Inc., Industrial Income Advisors LLC, Dividend Capital Securities LLC, Industrial Income Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2010.

10.17*	Purchase and Sale Agreement, dated as of September 22, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Suwanee Pointe Investors, LLC.

10.18*	Loan Agreement by and between IIT Bell Gardens Portfolio I LP and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010.

10.19*	Promissory Note issued by IIT Bell Gardens Portfolio I LP to ING USA Annuity and Life Insurance Company, dated as of September 30, 2010.

10.20*	Loan Agreement by and between IIT Portland Portfolio - Airport Park LLC and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010.

10.21*	Promissory Note issued by IIT Portland Portfolio – Airport Park LLC to ING USA Annuity and Life Insurance Company, Dated as of September 30, 2010.

10.22*	Loan Agreement by and between IIT Portland Portfolio - Airport Center LLC and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010.

10.23*	Promissory Note issued by IIT Portland Portfolio – Airport Center LLC to ING USA Annuity and Life Insurance Company, dated as of September 30, 2010.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.