Form 10-K
period 2010-12-31
Industrial Income Trust Inc.
filed 2011-02-25
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2010 was $37.0 million (assuming a market value of $10.00 per share based on our offering price). No established market exists for the registrant’s common stock.

As of February 18, 2011, the registrant had issued and outstanding 21.1 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•

Our ability to raise substantially more than the minimum offering amount and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The availability of cash flow from operating activities for distributions and capital expenditures;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	The availability of capital;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), Industrial Income Advisors LLC (the “Advisor”), and their affiliates;

•	Increases in interest rates;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved.

ii

PART I

ITEM 1.	BUSINESS

Overview

Industrial Income Trust Inc. was formed as a Maryland corporation on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. The terms “we,” “our,” “us,” “Industrial Income Trust,” or the “Company” used in this report refer to Industrial Income Trust Inc. and its subsidiaries, unless otherwise indicated. As of December 31, 2010, we owned and managed a portfolio of 25 industrial buildings comprised of 3.4 million square feet in six major industrial markets throughout the U.S. We currently operate as one reportable segment comprised of industrial real estate. For further detail of our operating results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We believe we have operated in such a manner as to qualify, and we intend to elect to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, by and among the Company, Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisory Agreement was renewed through December 16, 2011, by approval of our independent directors on December 9, 2010.

On December 18, 2009, we commenced an initial public offering (the “Offering”) of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2010, we had raised gross proceeds of $155.7 million from the sale of 15.7 million of our common shares in the Offering, including $0.6 million from the sale of 66,244 shares of our common shares through our distribution reinvestment plan.

Prior to the Offering, our sole investors were the Advisor and the Sponsor, which purchased 20,000 shares and 200 shares of our common stock, respectively. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 10 of Notes to Consolidated Financial Statements” for additional information.

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

Investment Strategy

We will continue to focus our investment activities on, and use the proceeds of the Offering principally for, the acquisition, development, and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2010, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties” for further detail). Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements, and may include equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. As of December 31, 2010, all of the properties in our portfolio were directly owned by us.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets and for other corporate purposes. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions maintain severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors – Risks Associated with Debt Financing” for further detail.

Competition

We believe that the current market for investing in industrial real estate is extremely competitive. We compete for investment opportunities, suitable tenants, and financing with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, hedge funds, individuals, and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk, including risks relating to the credit worthiness of potential tenants or the breadth of the markets in which to invest. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We have limited operating history and as a result, many of our competitors have substantially more investing and operating experience than either we or the Advisor.

Significant Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2010, our tenant, Hanesbrands Inc., represented 31.5% of the annualized base rent from our industrial properties. No other tenant represented more than 10% of annualized base rent for the year ended December 31, 2010. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations. See Item 2, “Properties” for further detail about tenant diversification.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates, and us;

conflicts with respect to the allocation of the Advisor’s time and its key personnel; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. See Item 1A, “Risk Factors – Risks Related to the Advisor and Its Affiliates” section below for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders.

Compliance with Federal, State and Local Environmental Laws

Properties that we may acquire, and the properties underlying our investments, are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services. Therefore, our executive officers, in their capacity as such, do not receive compensation directly from us.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
Evan H. Zucker	45	Chairman of the Board and Director
Dwight L. Merriman III	50	Chief Executive Officer and Director
Thomas G. McGonagle	51	Chief Financial Officer and Treasurer
Joshua J. Widoff	40	Senior Vice President, Secretary and General Counsel

Evan H. Zucker has served as our Chairman of the Board of Directors and has served as a member of our board of directors since March 2010. Mr. Zucker also served as our President from October 2009 until his election to the board of directors and as Chairman in March 2010. Mr. Zucker is a manager of the Advisor and is a manager of Dividend Capital Total Advisors LLC. Mr. Zucker also served as a member of the investment committee for the advisor to Fundcore Institutional Income Trust. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust (NYSE: DCT), which listed on the New York Stock Exchange in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993.

Dwight L. Merriman III has served as our Chief Executive Officer and as Chief Executive Officer of the Advisor since March 2010 and as a member of our board of directors since February 2011. Mr. Merriman has also been a member of the Advisor’s board of managers since March 2010.

Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC (“Stockbridge”), a real estate investment management firm. While at Stockbridge, Mr. Merriman served as a member of its investment and management committees and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds (“RREEF”), a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System.

Thomas G. McGonagle has served as our Chief Financial Officer and Treasurer and as Chief Financial Officer of the Advisor since March 2010. Prior to joining the Company, Mr. McGonagle consulted for several different corporate clients, including acting as Chairman of Pinnacle Gas Resources, Inc., a publicly-traded natural gas company. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President, Corporate Development of MacDermid, Incorporated, a global specialty chemicals company, where he was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, a $3.0 billion national food distribution company. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, audit, bank, capital markets, and merger and acquisition activities.

Joshua J. Widoff has served as our Senior Vice President, Secretary, and General Counsel since our formation. Mr. Widoff has served as the General Counsel and Secretary of Dividend Capital Total Realty Trust Inc. (“Total Realty Trust”), an affiliate of our Sponsor, since September 2007, and its Executive Vice President since 2010. He has also served as a Managing Director of Black Creek Group LLC since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining Total Realty Trust and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business.

Additional Information

Our internet address is www.industrialincome.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those reports, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (“SEC”).

ITEM 1A.	RISK FACTORS

RISKS RELATED TO INVESTING IN OUR INITIAL PUBLIC OFFERING

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have a limited operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present, and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a twelve month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer manager fees, and the acquisition fees in connection with our public offering. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event, including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); our sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Prospective stockholders should consider our shares of common stock as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

Our initial public offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate all of our investments prior to purchasing shares of our common stock.

Stockholders will not be able to evaluate the economic merits, transaction terms, or other financial or operational data concerning any of our investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities, and to structure the terms of our investments. Because stockholders cannot evaluate any of our investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns, and other objectives.

Our initial public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

Our initial public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of $2.0 million, we will be thinly capitalized and will make fewer investments in properties, if at all, and will more likely focus on making investments in loans and real estate-related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located, and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Stockholders may be at a greater risk of loss than the Sponsor or the Advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our stockholders, rather than by the Sponsor or the Advisor.

Stockholders will not have the benefit of an independent due diligence review in connection with our initial public offering, which increases the risk of their investment.

Because the Advisor and the Dealer Manager are affiliates of ours, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our initial public offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our initial public offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program; our stockholders may not be able to sell any of their shares of our common stock back to us; and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we intend to cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions provided that we will not redeem in excess of five percent of the shares outstanding, measured as of the same date in the prior calendar year. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further detail regarding the quarterly redemption cap and the aggregate redemption cap. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash, or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension, or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed.

We may continue to have difficulty completely funding our distributions with funds provided by our operations; therefore, we may continue to use cash flows from financing activities, which include borrowings, cash resulting from a waiver or deferral of fees, net proceeds of our initial public offering, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and/or potentially impact the value or result in dilution of an investment in shares of our common stock by creating future liabilities, reducing the return on the investment or otherwise.

Our long-term corporate strategy is to fund the payment of regular quarterly distributions to our stockholders entirely from company-defined funds from operations. However, until the proceeds from our initial public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the earlier part of our initial public offering, we may continue to choose to use sources other than cash flow from operations, such as sales of assets, or cash flows from financing activities which include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees, net proceeds of our initial public offering (provided that proceeds from our initial public offering may be used only until March 31, 2011, which is one year after we met the minimum offering requirements and broke escrow), or other sources to fund distributions to our stockholders. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions other than the one year limitation for using proceeds from our initial public offering after meeting the minimum offering requirements. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various Liquidity Events. However, there can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event. Our charter does not require us to have a finite date for a Liquidity Event and does not assure that a Liquidity Event will occur. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

Our initial public offering is a fixed price offering, and the offering price was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore, the purchase price our stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

Our initial public offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we currently own or may own nor do we intend to obtain such appraisals or adjust the offering price. Therefore, the fixed offering price established for shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our redemption program, will be no greater than, and may be less than, the amount our stockholders paid for the shares regardless of any increase in the underlying value of any assets we own.

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

The availability and timing of cash distributions to our stockholders is uncertain and we may have difficulty funding our distributions with funds provided by operations.

We currently make and expect to continue to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions would also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each of the quarters of 2010. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period. All cash distributions for 2010 were from sources other than cash flow from operations on a GAAP basis. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from company-defined funds from operations. There can be no assurance that we will achieve this goal.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may consider internalizing the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If we were to internalize our management or if another investment program, whether sponsored by our Sponsor or otherwise, hires the employees of the Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by the Advisor to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the employees of the Advisor or to maintain a relationship with our Sponsor. In addition, some of the employees of the Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the Advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

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

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. An economic downturn in that sector or in those markets could adversely affect our business.

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our initial public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. As of December 31, 2010, 31.5% of our annualized base rent and 39.4% of our total rentable square footage was represented by a tenant in the clothing and apparel industry and 16.1% of our annualized base rent and 13.4% of our total rentable square footage was represented by tenants in the transportation and logistics industry. Because of this concentration, we may be particularly vulnerable to economic downturns in these industries. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

The geographic concentration of our properties in California and Portland, Oregon makes our business particularly vulnerable to adverse conditions affecting this market.

As of December 31, 2010, eight of our buildings were located in California, with four in Southern California and four in the San Francisco Bay Area, and represented 63.8% of our annualized base rent and 67.4% of our total rentable square footage. Because of this concentration, we may be vulnerable to adverse conditions affecting California, including general economic conditions, increased competition, real estate conditions, terrorist attacks, earthquakes and wildfires, and other natural disasters occurring in this region. Also, as of December 31, 2010, thirteen of our buildings were located in Portland, Oregon and represented 17.3% of our annualized base rent and 14.0% of our total rentable square footage. Accordingly, we may be vulnerable to adverse conditions affecting Portland, Oregon as well. In addition, we cannot assure our stockholders that these markets will continue to grow or remain favorable to the industrial real estate industry.

We are dependent on tenants for revenue and our inability to lease our properties or to collect rent from our tenants will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments depend on the creditworthiness of our tenants and would be adversely affected by the loss of or default by significant lessees. In addition, certain of our properties are occupied by a single tenant, and as a result, the success of those properties depends on the financial stability of that tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

The current national and world-wide economic slowdown, a lengthy economic downturn, and volatile market conditions could harm our operations, cash flows and financial condition and lower returns to our stockholders.

Dislocations and liquidity disruptions in the capital and credit markets as have been experienced during 2010, 2009, and 2008 could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

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

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased tenant delinquencies and/or defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because some of our potential debt investments could consist of mortgages secured by property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

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

Until we invest the proceeds of the offering in additional properties, debt and other investments, we generally plan to hold those funds in permitted investments that are consistent with preservation of liquidity and safety. Subject to applicable REIT rules, the investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, there can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, cash flows as of December 31, 2010 from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and stockholders disagree as to what course of action is in such stockholders’ best interests.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership.

Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We may acquire co-ownership interests in property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in property, interests in Delaware statutory trusts that own property and/or similar interests, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s potential private placements of tenancy-in-common interests in properties, Delaware statutory trust interests and/or similar interests could subject us to liabilities from litigation or otherwise.

The Operating Partnership may offer undivided tenancy-in-common interests in properties, interests in Delaware statutory trusts that own properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended. We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

If, through joint ventures or other co-ownership arrangements, we invest in a limited partnership entity, then we may acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them or hold our directors, the Advisor and its affiliates harmless for any liability or loss suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. In addition, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1.2 billion shares of capital stock, of which 1.0 billion shares of capital stock are designated as common stock and 200.0 million shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could benefit our stockholders.

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

RISKS RELATED TO INVESTMENTS IN PROPERTY

Changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, a continuing economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

Adverse economic conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on our results of operations.

Our results of operations depend substantially on our ability to lease the areas available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer tenant incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our assets:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in a decline in our lease prices or an increase in defaults by tenants;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality tenants;

•	Default or breaches by our tenants of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

We anticipate that our investments in real estate assets will continue to be concentrated in industrial properties, and the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.

If the market for commercial real estate experiences increased vacancy rates, particularly in certain large metropolitan areas, it could result in lower revenues for us.

Over the past few years, the global economic downturn has negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and has resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Economic conditions could also adversely affect the financial condition of the tenants that occupy our properties and, as a result, their ability to pay us rents. Although overall vacancy rates have decreased in the past several quarters and the economy is showing signs of recovery, we believe that the risks associated with our business will be more severe if the economy deteriorates further, or commercial real estate values continue to decline. Our revenues will decline and our ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

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

Delays in the acquisition, development, and construction of properties may have adverse effects on portfolio diversification, results of operations, and returns to our stockholders.

Delays we encounter in the acquisition, development, and construction of properties could adversely affect our stockholders returns. In particular, the uncertain state of the current credit markets has resulted in generally lower transaction volume in the broader real estate market, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders returns until the capital is invested.

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of property assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

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

Properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may also be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. All of these provisions would restrict our ability to sell a property.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain other properties may be specifically suited to the particular needs of a tenant and our property may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.

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

We compete with numerous other parties or entities for property investments and tenants and may not compete successfully.

We compete with numerous other persons or entities seeking to buy or develop property assets or to attract tenants to properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

The operating results of the assets that we own may be impacted by our tenants’ financial condition.

Our income is derived primarily from lease payments made by our tenants. As such, our performance is indirectly affected by the financial results of our tenants, as difficulties experienced by our tenants could result in defaults in their obligations to us. Furthermore, certain of our assets may utilize leases with payments directly related to tenant sales, where the amount of rent that we charge a tenant is calculated as a percentage of such tenant’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by tenants leasing space in such assets.

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

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various aspects of the legislation may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. We expect that the Dodd-Frank Act, together with the significant rulemaking that it requires, will create a new financial regulatory environment that may significantly increase our costs.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Our properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect our operating results.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Due to the current depressed and volatile market conditions for insurance companies, among others, there may be fewer companies from which to purchase insurance, thereby making insurance more scarce and, when available, more expensive. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. There can be no assurance that funding will be available to us for repair or reconstruction of damaged property in the future or for liability payments to accident victims.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

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

We have, and intend to continue to, invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties and future property acquisitions may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties and future property acquisitions may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

All of our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability; or the then current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. There can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our initial public offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in the investment in real estate generally discussed in this prospectus, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS ASSOCIATED WITH DEBT FINANCING

We have, and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our property assets before non-cash reserves and depreciation and (b) the aggregate cost of our debt and other assets. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

We may not be able to obtain debt financing necessary to run our business.

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our properties, and for other purposes. Under current market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate (“LIBOR”), prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any retail assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, make distributions under certain circumstances or replace the advisor as the Advisor. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We have entered, and may continue to enter into financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

The derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our properties, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments will result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

RISKS RELATED TO INVESTMENTS IN DEBT

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

The mezzanine loans, B-notes, and other junior financings in which we may invest would involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans, B-notes, and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a mortgage loan borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. If the borrower defaults on any debt senior to our loan, we may have the right, under certain circumstances, to cure the default by paying off this senior debt; however, we may not have sufficient cash to do so, or we may choose not to pay off such senior debt in order to avoid additional investment exposure to the asset, potentially resulting in the loss of some or all of our investment. If we cure the default by paying off the senior debt and ultimately foreclose on the property, we could become subject to liabilities associated with the property, including liabilities relating to taxes and environmental matters. In addition, mezzanine loans typically have higher overall loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse affect on our results of operations and financial condition.

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

Some of our debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed in this prospectus, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

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

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED ENTITIES

Investments in securities of real estate-related entities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated securities of real estate-related entities.

We may invest in debt or equity securities of both publicly traded and private real estate-related entities (including preferred equity securities having some of the same characteristics as debt). Our investments in such securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of such securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus.

Equity securities of real estate-related entities are typically unsecured and subordinated to other obligations of the issuer. Investments in such equity securities are subject to risks of: limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; substantial market price volatility in the case of traded equity securities; subordination to the debt and other liabilities of the issuer, in situations in which we buy equity securities; the possibility that earnings of the issuer may be insufficient to meet its debt service and other obligations and, therefore, to make payments to us on any debt securities we may purchase or to make distributions to us on any equity securities we may purchase; and the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

The Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel, other employees and affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, Total Realty Trust, Fundcore Institutional Income Trust Inc. and one or more additional debt funds that an affiliate of the Sponsor, Fundcore Finance Group LLC, may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate (which, together with Fundcore Institutional Income Trust Inc., we refer to herein collectively as the “Fundcore Funds”). We are not able to estimate the amount of time that such management personnel, other employees, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other employees, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. We expect that as our investment activities expand, the Advisor will attempt to hire additional employees; however, there can be no assurance that the Advisor’s affiliates and related parties will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and joint venture partners or co-owners, which could result in actions that are not in our stockholders’ best interests.

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

Public offerings of equity by us, which allow Dividend Capital Securities LLC (the “Dealer Manager”) to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

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

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor will increase if we use debt financing in connection with the acquisition of properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the sales price of a property upon its sale. This fee may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor may also receive fees from our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us, other Sponsor affiliated entities and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in one other public offering for a Sponsor affiliated entity. In addition, we may compete with other entities affiliated with direct or indirect owners of our Sponsor, including, but not limited to, Total Realty Trust and the Fundcore Funds, for the same investors and investment opportunities.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of tenants for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John Blumberg, Anne DeMarco, Dave Fazekas, Andrea Karp, Thomas McGonagle, Dwight Merriman III, Lainie Minnick, Greg Moran, James Mulvihill, Scott Recknor, Gary Reiff, Randy Resley, Peter Vanderburg, J.R. Wetzel, Josh Widoff and Evan Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

As of December 31, 2010, we had paid, in the aggregate, $20.9 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $9.6 million of sales commissions, of which a substantial portion was reallowed to third parties, $3.8 million of dealer manager fees, $4.2 million of acquisition fees, $277,167 of asset management fees, $2.6 million of organization and offering expenses, and $367,213 of other expenses. As of December 31, 2010, the amount due to affiliates was $6.9 million, which related to unreimbursed fees and expenses incurred by certain affiliates.

We compete with other Sponsor affiliated entities for opportunities to acquire or sell investments, and for tenants, which may have an adverse impact on our operations.

We compete with other Sponsor affiliated entities, and with other entities that Sponsor affiliated entities may advise or own interests in, whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as other Sponsor affiliated entities are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by another Sponsor affiliated entity. Certain of our affiliates own and/or manage properties in geographical areas in which we currently own and expect to own properties. Therefore, our properties may compete for tenants with other properties owned and/or managed by other Sponsor affiliated entities. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and/or managed by Sponsor affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Sponsor affiliated entities may have, and additional entities (including those that may be advised by Sponsor affiliated entities or in which Sponsor affiliated entities own interests) may be given, priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event there are investments that are equally suitable for both Total Realty Trust and us, we will have priority to acquire or invest in (a) industrial properties located in the United States or Mexico or (b) debt investments related to industrial properties located in the United States or Mexico if such debt is intended to provide us with the opportunity to acquire the equity ownership in the underlying industrial asset, and Total Realty Trust will have priority for all other real estate or debt investment opportunities. One of our independent directors, Mr. Charles Duke, is also an independent director for Total Realty Trust and currently holds options to purchase 30,000 shares of common stock of Total Realty Trust. If there are any transactions or policies affecting us and Total Realty Trust, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions. It is also anticipated that the Fundcore Funds will have priority over us in making debt investments that are equally suitable for us and such Fundcore Funds, including debt investments related to industrial properties. This competition may also result in conflicts of interest that are not resolved in our favor.

If we invest a percentage of the net proceeds of our initial public offering in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the net proceed from our initial public offering in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We believe we have operated in such a manner as to qualify, and we intend to elect to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we believe we have operated in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

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

We may purchase properties and lease them back to the sellers of such properties. While we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, there can be no assurance that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests,” or the “distribution requirements,” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, if our stockholders are not a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, and subsequently extended in December 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego attractive investments. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our initial public offering. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Legislative or regulatory action could adversely affect us or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Recharacterization of transactions related to potential private placements by the Operating Partnership could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The IRS could recharacterize transactions related to private placements by the Operating Partnership such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

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

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax known as the Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a domestically controlled REIT. A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. We intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

INVESTMENT COMPANY RISKS

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. We expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks.” We also may invest in other real estate investments, such as real estate-related securities, and will otherwise be considered to be in the real estate business.

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

These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and the Securities and Exchange Commission (the “SEC”) staff interpretations. The Company and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities because the issuing entity relies upon Section 3(c)(1) or 3(c)(7), then we will seek to assure that holdings of investment securities in any entity will not exceed 40% of the total assets of that entity as defined in the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.

Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets under the Investment Company Act, and no more than 20% may be comprised of assets that are not real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets that do not qualify for treatment as qualifying assets any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff policies regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

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

If the Company or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

We are not registered nor are we required to register as an investment company. If we did become an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

ERISA RISKS

If our assets are deemed to be Employee Retirement Income Security Act of 1974, as Amended, (“ ERISA”), plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on our stockholders’ investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned and managed a portfolio of 25 industrial buildings aggregating 3.4 million rentable square feet, located in six major industrial markets throughout the U.S. As of that date, our industrial properties were 97.6% leased to 43 tenants, the largest of which accounted for 31.5% of our annualized base rent from our industrial properties. Our properties are individually managed by independent third parties.

Building Types. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple tenants, are typically comprised of multiple buildings. Unless otherwise indicated, the term “property” as used in this Item 2 refers to one or more buildings in the same market that were acquired by us in the same transaction. The following table describes the types and characteristics of our industrial buildings, including the percentage of total square footage represented by each type of building as of December 31, 2010:

Building Type	Description	Percentage of Total Square Footage
Bulk distribution	Building size of 150,000 to 1 million square feet, single or multi-tenant	64.5%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-tenant	32.7
Flex industrial	Includes assembly or research and development, single or multi-tenant	2.8

		100.0%

Portfolio Overview and Market Diversification. The following table describes our portfolio, by market, as of December 31, 2010:

Market	Number of Buildings	Ownership Percentage	Percent of Occupied Square Feet	Occupancy (1)	Annualized Base Rent (2)	Percent of Annualized Base Rent
Southern California	4	100.0%	1,573,156	100.0%	$6,740,644	39.7%
San Francisco Bay Area	4	100.0	721,204	92.4	4,102,379	24.2
Portland	13	100.0	475,146	96.7	2,936,214	17.3
Baltimore	1	100.0	274,152	100.0	1,195,303	7.0
Atlanta	2	100.0	231,696	95.8	1,154,964	6.8
Seattle / Tacoma	1	100.0	126,660	100.0	855,670	5.0

Total / Weighted-Average	25	100.0%	3,402,014	97.6%	$16,985,174	100.0%

(1)	As of December 31, 2010.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by twelve. If free rent is granted, then the first positive rent value is used.

Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance, and operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to ten years, and often include renewal options.

Lease Expirations. As of December 31, 2010, the weighted-average remaining lease term was approximately six years, excluding renewal options. The following table summarizes the lease expirations of our wholly-owned operating properties for leases in place as of December 31, 2010, without giving effect to the exercise of renewal options or termination rights, if any:

Year (1)	Occupied Square Feet	Annualized Base Rent (2)	Percent of Annualized Base Rent (2)
2011	6,000	$33,036	0.2%
2012	540,489	3,252,632	19.2
2013	517,351	3,073,230	18.1
2014	29,000	163,614	1.0
2015	372,148	2,140,776	12.6
2016	15,199	88,914	0.5
2017	-	-	-
2018	1,440,658	6,181,999	36.4
2019	274,152	1,195,303	7.0
2020 and thereafter	126,660	855,670	5.0
Vacant	80,357	N/A	N/A

Total	3,402,014	$16,985,174	100.0%

(1)	Includes leases that expire after December 31, 2010.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by twelve. If free rent is granted, then the first positive rent value is used.

Tenant Diversification. The following table reflects our five largest tenants, based on annualized base rent, that occupied a combined 3.3 million square feet of our consolidated operating properties as of December 31, 2010:

Tenant	Market	Percent of Annualized Base Rent	Percent of Occupied Square Feet
Hanesbrands Inc.	Southern California	31.5%	39.4%
Super Micro Computer, Inc.	San Francisco Bay Area	9.1%	7.4%
Commerce Corporation	Baltimore	7.0%	8.3%
Alan Ritchey, Inc.	San Francisco Bay Area	6.7%	6.0%
DHL Global Forwarding	Seattle / Tacoma	5.0%	3.8%

Industry Diversification. The table below illustrates the diversification of our consolidated operating portfolio by industry classifications of our tenants as of December 31, 2010:

Industry	Number of Leases	Annualized Base Rent (1)	Percent of Annualized Base Rent	Occupied Square Feet	Percent of Occupied Square Feet
Clothing / Apparel	1	$5,343,796	31.5%	1,309,754	39.4%
Transportation / Logistics	7	2,736,207	16.1	444,943	13.4
Consumer Retail Services	2	1,281,443	7.5	287,125	8.6
Telecommunications / Information Technology	3	1,688,164	9.9	266,805	8.0
Construction / Engineering	6	1,423,654	8.4	243,817	7.4
Other	36	4,511,910	26.6	769,213	23.2

	55	$16,985,174	100.0%	3,321,657	100.0%

Debt Obligations. As of December 31, 2010, all of our operating properties, with a gross book value of $226.1 million, were encumbered by mortgage indebtedness totaling $125.7 million, having a weighted-average fixed interest rate (including the effects of an interest rate swap) of 5.06%. See “Note 5 of Notes to Consolidated Financial Statements” and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including but not limited to a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. We presently intend to consider alternatives for effecting a Liquidity Event for our stockholders beginning generally after seven years following the investment of substantially all of the net proceeds from all offerings made by us. Although our intention is to seek a Liquidity Event generally within seven to ten years following the investment of substantially all of the net proceeds from all offerings made by us, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. Alternatively, we may seek to complete a Liquidity Event earlier than seven years following the investment of substantially all of the net proceeds from all offerings made by us. For purposes of the time frame for seeking a Liquidity Event, investment of “substantially all” of the net proceeds means the equity investment of 90% or more of the net proceeds from all offerings made by us.

We are currently offering up to $2.0 billion in shares of our common stock pursuant to an effective registration statement, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan.

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in the offering and sale of shares of our common stock pursuant to our initial public offering or that may participate in any future offering of our shares in their efforts to comply with FINRA Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that, as of December 31, 2010, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock has not been based on appraisals for any assets we currently own or may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in a primary share offering (whether in our initial public offering or a subsequent offering), we intend to use the most recent offering price as the per share net asset value. We will continue to use the most recent primary share offering price as the per share net asset value until December 31st of the year following the year in which the most recently completed offering has expired, unless a new offering has commenced prior to that time, in which case we would use the new offering price. If, following December 31st of the year following the year in which our most recently completed offering has expired there is no new offering in effect but our distribution reinvestment plan is still in effect, we will continue to use the most recent primary share offering price as the per share net asset value for so long as our distribution reinvestment plan is in place. If there is no primary share offering in effect and our distribution reinvestment plan has also expired or has otherwise been terminated, the value of the properties and our other assets will be based upon a valuation.

Holders

As of February 18, 2011, we had 21.1 million shares of our common stock outstanding, held by a total of 5,252 stockholders, including shares held by our affiliates.

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

Subject to our right to terminate the plan, participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which all the common stock registered in our initial public offering or future offerings to be offered under our distribution reinvestment plan is issued; our initial public offering and any future offering pursuant to our distribution reinvestment plan terminate and we elect to deregister with the SEC the unsold amount of our common stock registered to be offered under our distribution reinvestment plan; or the shares of our common stock are listed on a national securities exchange, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair market value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed. Our board of directors reserves the right in its sole discretion at any time and from time to time to waive the one-year holding period and either of the Redemption Caps (defined below) in the event of the disability (as such term is defined in the Code) of a stockholder; reject any request for redemption for any reason; or reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) 1/4th of five percent of the number of shares of common stock outstanding, measured as of the same date in the prior calendar year and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding calendar quarter, which may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem in excess of five percent of the shares outstanding, measured as of the same date in the prior calendar year (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, debt related or other investments, or redemption of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock in any circumstances. The board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued by SEC staff that would allow such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain the necessary no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

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

As of December 31, 2010, we had not redeemed any shares of our common stock.

Distributions

Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010, and for the first and second quarters of 2011. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period.

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including Offering proceeds, provided that Offering proceeds may be used only until March 31, 2011. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

Our long-term goal is to fund the payment of quarterly distributions to investors entirely from company-defined funds from our operations. There can be no assurances that we will achieve this goal or that the current distribution rate will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities to pay distributions, and to the extent such cash flows are insufficient, it may negatively impact our ability to pay distributions.

The following table summarizes the 2010 aggregate distributions to our stockholders. There were no distributions paid during 2009. Refer to “Capital Resources and Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further detail on distributions.

	For the Three Months Ended
	March 31, 2010 (1)	June 30, 2010	September 30, 2010	December 31, 2010
Distributions:
Paid in cash	$255	$120,865	$400,584	$941,979
Reinvested in shares	528	179,420	449,762	843,861

Total distributions	$783	$300,285	$850,346	$1,785,840

Payment date	July 15, 2010	July 15, 2010	October 15, 2010	January 18, 2011

Source of distributions paid in cash:
Provided by financing activities (2)	$255	$120,865	$400,584	$941,979
Provided by operating activities	-	-	-	-

Total distributions paid in cash	$255	$120,865	$400,584	$941,979

(1)	Distributions were declared for the one day, March 31, 2010.

(2)	For the three months ended March 31, 2010 and June 30, 2010, all cash distributions provided by financing activities were funded through offering proceeds. For the three months ended September 30, 2010 and December 31, 2010, all cash distributions provided by financing activities were funded through proceeds from our debt financings. See the Funds from Operations (“FFO”) and Company-Defined FFO table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Use of Proceeds from Registered Securities

On December 18, 2009, our Registration Statement on Form S-11 (File No. 333-159445), covering the Offering of up to $2.0 billion in shares of our common stock, was declared effective under the Securities Act of 1933. The Offering commenced on December 18, 2009, and is currently expected to terminate on or before December 18, 2011, unless extended by our board of directors for up to an additional one year period. We reserve the right to terminate the Offering at any time.

As of December 31, 2010, the gross proceeds raised from the Offering were $155.7 million ($139.2 million net of direct selling costs). The direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities during 2010 were as follows:

Amount
Sales commissions	$9,905,640
Dealer manager fees	3,902,612
Organization and offering expense reimbursements	2,724,966

Total expenses	$16,533,218

The sales commissions and dealer manager fees are payable to our Dealer Manager, and a substantial portion of the commissions and fees are reallowed to participating broker dealers as commissions and marketing fees and expenses. The organization and offering expense reimbursements are payable to the Advisor. From the organization and offering expense reimbursements, the Advisor may further reimburse our Dealer Manager and participating broker dealers for certain non-accountable expense reimbursements.

During 2010, we acquired 25 industrial buildings comprised of 3.4 million square feet for an aggregate purchase price of $226.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded the acquisitions with net proceeds from the Offering and debt financings.

As noted above under “Distributions,” we used $121,120 of offering proceeds to fund distributions.

As of February 18, 2011, we had raised gross proceeds of $209.2 million from the sale of 21.1 million of our common shares in the Offering, including $1.5 million from the sale of 155,273 shares of our common shares through our distribution reinvestment plan. As of that date, 181.5 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to the Consolidated Financial Statements.” We effectively initiated property operations upon our first acquisition on June 30, 2010.

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Operating data:
Total revenues	$4,104,580	$-
Total operating expenses	$11,341,571	$853,728
Net loss	$(8,224,674)	$(853,728)
Net loss attributable to common stockholders	$(8,224,674)	$(77,560)
Net loss per common share - basic and diluted	$(1.74)	$-
Distributions declared per common share - annualized	$0.625	$-

Cash flow data:
Net cash used in operating activities	$(6,642,740)	$(16,835)
Net cash used in investing activities	$(228,691,539)	$-
Net cash provided by financing activities	$262,782,395	$203,000

	As of December 31,
	2010	2009
Balance sheet data:
Net investment in properties	$225,554,201	$-
Cash and cash equivalents	$27,634,281	$186,165
Total assets	$261,171,419	$2,184,543
Mortgage notes payable	$125,712,762	$-
Total liabilities	$138,270,755	$2,835,271
Total stockholders’ equity	$122,899,664	$(651,728)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

OVERVIEW

General

Industrial Income Trust Inc. (the “Company,” “we,” “us,” “our”) was formed as a Maryland corporation on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. As of December 31, 2010, we owned and managed a portfolio of 25 industrial buildings comprised of 3.4 million square feet in six major industrial markets throughout the U.S.

We currently operate as and intend to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. We utilize an Umbrella Partnership Real Estate Investment Trust organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Income Operating Partnership, LP.

On December 18, 2009, we commenced the Offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2010, we had raised gross proceeds of $155.7 million from the sale of 15.7 million of our common shares in the Offering, including $0.6 million from the sale of 66,244 shares of our common shares through our distribution reinvestment plan, and 20,200 shares previously sold to affiliates.

As of December 31, 2010, we have used, and we intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with the Offering and a relative decrease in liquidity as proceeds from the Offering are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans may be used to fund investments, working capital, capital expenditures, and pay distributions. As of December 31, 2010, the debt leverage ratio of our consolidated real estate assets (calculated as a percentage of book value of our debt to total gross book value of our properties, net of gross intangible lease liabilities) was 55.6%.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets, or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economy has improved and continues to show signs of recovery, including six consecutive quarters of gross domestic product (“GDP”) growth, strong trade growth as reflected in port volume, truck tonnage, and rail carload data, positive net absorption in certain markets, and improved access to capital for certain companies, though the strength and sustainability of the recovery remains uncertain. We expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. We believe market rents will trend upward as market occupancies improve. As of December 31, 2010, 97.6% of our rentable square footage was under lease. However, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, we will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.

In addition, the industrial warehouse sector has experienced a challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. The domestic and international financial markets experienced significant disruptions in late 2007 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed interest rate loans, borrowing on our line of credit, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate swap agreements, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.

RESULTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009	Increase (Decrease) 2010 vs. 2009
Revenues:
Rental revenues	$4,104,580	$-	$4,104,580	100.0	%

Total revenues	4,104,580	-	4,104,580	100.0

Operating expenses:
Rental expenses	994,327	-	994,327	100.0
Organization expenses	1,577	136,902	(135,325)	(98.8)
Real estate-related depreciation and amortization	1,577,318	-	1,577,318	100.0
General and administrative expenses	1,899,374	716,826	1,182,548	165.0
Asset management fees, related party	428,067	-	428,067	100.0
Acquisition-related expenses, related party	4,527,000	-	4,527,000	100.0
Acquisition-related expenses	1,913,908	-	1,913,908	100.0

Total operating expenses	11,341,571	853,728	10,487,843	NM

Interest expense and other	(987,683)	-	(987,683)	(100.0)

Net loss	(8,224,674)	(853,728)	(7,370,946)	(863.4)
Net loss attributable to noncontrolling interests	-	776,168	(776,168)	(100.0)

Net loss attributable to common stockholders	$(8,224,674)	$(77,560)	$(8,147,114)	NM	%

Weighted-average shares outstanding	4,737,865	-	4,737,865	100.0

Net loss per common share - basic and diluted	$(1.74)	$-	$(1.74)	(100.0)%

Number of industrial properties	25	-	25	100.0	%
Total rentable square feet	3,402,014	-	3,402,014	100.0	%

NM = Not meaningful

During the period from Inception (May 19, 2009) to December 31, 2009, we had not yet commenced operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property.

During 2010, we acquired 25 industrial buildings comprised of 3.4 million square feet for an aggregate purchase price of $226.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. These acquisitions are consistent with our investment strategy. Refer to “Note 3 of Notes to Consolidated Financial Statements” for further detail regarding our acquisitions. Our results of operations for the year ended December 31, 2010 are not indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of owning the investments acquired in 2010 for a full year and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and tenant reimbursement revenue.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs.

General and Administrative Expenses. General and administrative expenses primarily include expense reimbursements related to administrative services the Advisor provided to us in connection with our day-to-day operations, including related personnel costs and professional fees primarily related to legal and accounting expenses. General and administrative expenses are expected to continue to increase as operations expand with the acquisition of additional industrial properties and increased personnel at the Advisor providing services to us.

Asset Management Fees, Related Party. Related party asset management fees include the monthly fee paid to the Advisor for the management of our properties on our behalf.

Acquisition-Related Expenses, Related Party. Related party acquisition expenses consist of the acquisition fee payable to the Advisor upon the completion of an acquisition.

Acquisition-Related Expenses. Acquisition-related expenses are those expenses incurred in relation to acquisitions that are paid to third parties, including legal fees, due diligence expenses, and other closing costs.

Interest Expense. Interest expense incurred during 2010 was the result of the mortgage note financings we entered into during 2010. Our weighted-average interest rate as of December 31, 2010 was 5.06%.

How We Measure Our Performance

We believe that Funds from Operations (“FFO”) and Company-Defined FFO in addition to net loss and cash flows from operating activities, as defined by U.S. Generally Accepted Accounting Principles (“GAAP”), are useful supplemental performance measures that our management uses to evaluate our ongoing operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

Company-Defined FFO. Similar to FFO, Company-Defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes acquisition-related costs, including acquisition fees paid to the Advisor. Management does not include acquisition-related expenses in its evaluation of current operating performance, as such costs will not be incurred in future periods for real estate acquired during the periods presented below. We believe that investors and other stakeholders who review our operating results are best served by providing them with the same performance metrics used by management to gauge operating performance.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Reconciliation of net loss to FFO:
Net loss	$(8,224,674)	$(853,728)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	1,577,318	-

FFO attributable to common shares	$(6,647,356)	$(853,728)

FFO per common share	$(1.40)	$-

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares	$(6,647,356)	$(853,728)
Add (deduct) Company adjustments:
Acquisition costs	6,440,908	-

Company-Defined FFO attributable to common shares	$(206,448)	$(853,728)

Company-Defined FFO per common share	$(0.04)	$-

Weighted-average shares outstanding	4,737,865	-

In addition, see “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our 2010 distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds during the short- and long-term is and will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from the Offering; debt financings; and cash flow generated by our real estate operations. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from cash flow from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through debt financings. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the Investment Committee or other committees established by the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our cash on hand, cash flow from operations, and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. A summary of our major sources and uses of cash is reflected in the table below:

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Sources of cash:
Issuance of mortgage notes	$125,910,000	$-
Sale of common stock	154,961,605	2,000
Other	-	201,000

Total sources of cash	280,871,605	203,000

Uses of cash:
Net cash used in operating activities	$(6,642,740)	$(16,835)
Real estate acquisitions	(226,216,909)	-
Offering costs for issuance of common stock	(14,771,763)	-
Financing costs paid	(1,968,795)	-
Acquisition deposits	(2,288,396)	-
Distributions paid to common stockholders	(1,151,414)	-
Other	(383,472)	-

Total uses of cash	(253,423,489)	(16,835)

Net increase in cash	27,448,116	186,165
Cash and cash equivalents, at beginning of period	186,165	-

Cash and cash equivalents, at end of period	$27,634,281	$186,165

Sources of cash increased during 2010 as a result of us raising proceeds from the Offering as well as mortgage note financings obtained in connection with our acquisitions. Uses of cash increased during 2010 due to the acquisition of 25 industrial buildings aggregating 3.4 million square feet, which resulted in the incurrence of acquisition-related expenses and higher general and administrative expenses.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. On December 23, 2010, we entered into a $100.0 million line of credit agreement. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions of the agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. The line of credit matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable based on consolidated leverage levels and is calculated based on LIBOR plus a spread ranging from 2.25% to 2.75%. As of December 31, 2010, the Company had no amounts outstanding under the line of credit and the interest rate, had it been drawn, would have been 2.76%.

Debt Financing. During 2010, we entered into financing agreements for borrowings of $125.9 million, which are secured by deeds of trust and related assignments and security interests in the collateralized properties, with varying terms and interest rates ranging from 4.16% to 5.68%. The proceeds from the debt financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, working capital, capital expenditures, and distributions.

In addition, during 2010, we entered into an interest rate swap agreement that effectively fixed the interest rate on our only variable rate debt of $7.6 million at 4.16%. Refer to “Note 5 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap.

Debt Covenants. Our mortgage notes and line of credit contain various covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings on our line of credit. We were in compliance with all debt covenants as of December 31, 2010.

Offering Proceeds. As of December 31, 2010, the gross proceeds raised from the Offering were $155.7 million ($139.2 million net of direct selling costs). The net offering proceeds were transferred to our Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock sold in the Offering. Refer to “Note 8 of Notes to Consolidated Financial Statements” for further detail.

Distributions. Until the net proceeds from the Offering are fully invested and from time to time thereafter, we may not generate sufficient cash from operating activities to fully fund distributions. Therefore, particularly in the earlier stages of the Offering, some or all of our distributions have been, and may continue to be, paid from other sources, such as cash flows from financing activities, which include the net proceeds of the Offering (provided that proceeds from the Offering may be used only until March 31, 2011), borrowings, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income on our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors and will depend on, among other things, current and projected cash requirements, tax considerations, and other factors deemed relevant by our board of directors.

Our long-term goal is to fund the payment of quarterly distributions to investors entirely from our Company-Defined FFO. There can be no assurances that we will achieve this goal or that the current distribution rate will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities to pay distributions, and to the extent such cash flows are insufficient, it may negatively impact our ability to pay distributions.

The following table provides information concerning our distributions and outlines the GAAP sources of funds used to pay cash distributions:

	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Distributions:
Paid in cash	$255	$120,865	$400,584	$941,979
Reinvested in shares	528	179,420	449,762	843,861

Total distributions	$783	$300,285	$850,346	$1,785,840

Payment date	July 15, 2010	July 15, 2010	October 15, 2010	January 18, 2011

Source of distributions paid in cash:
Provided by financing activities (1)	$255	$120,865	$400,584	$941,979
Provided by operating activities	-	-	-	-

Total distributions paid in cash	$255	$120,865	$400,584	$941,979

(1)	For the three months ended March 31, 2010 and June 30, 2010, all cash distributions provided by financing activities were funded through offering proceeds. For the three months ended September 30, 2010 and December 31, 2010, all cash distributions provided by financing activities were funded through proceeds from our debt financings. See the FFO and Company-Defined FFO table above in “How We Measure Our Performance.”

Refer to “Note 8 of Notes to Consolidated Financial Statements” for further detail on distributions.

Share Redemption Program. As of December 31, 2010, there have been no share redemptions, primarily due to the requirement that stockholders must have held their shares for at least one year prior to having their shares redeemed subject to certain exceptions. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to the five percent limitation discussed in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program” for further detail on the share redemption program.

SUBSEQUENT EVENTS

Offering Proceeds

As of February 18, 2011, we had raised gross proceeds of $209.2 million from the sale of 21.1 million of our common shares in the Offering, including $1.5 million from the sale of 155,273 shares of our common shares through our distribution reinvestment plan. As of that date, 181.5 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan.

Acquisition Activity

During January and February 2011, we acquired a 100% fee interest in five industrial buildings for an aggregate purchase price of $85.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The acquisitions were funded with proceeds from our Offering and debt financings. Refer to “Note 13 of Notes to Consolidated Financial Statements” for further detail.

Financing Activity

On January 27, 2011, we entered into three secured, non-recourse loan agreements with ING USA Annuity Life and Insurance Company for an aggregate amount of $42.0 million (collectively, the “ING Facility”). The ING Facility bears a fixed interest rate of 4.81% and has a contractual maturity of November 1, 2040. However, the lender has the ability to call the loan on November 1, 2020 and November 1, 2030. As such, the expected maturity is November 1, 2020. Refer to “Note 5 of Notes to Consolidated Financial Statements” for further detail.

In connection with the Kent Valley Distribution Building acquisition discussed in “Note 13 of Notes to Consolidated Financial Statements,” the Company assumed $3.7 million of debt that bears a fixed interest rate of 5.51% and has a contractual maturity of June 1, 2015.

Distributions

Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first and second quarters of 2011.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2010, under our various contractual obligations and commitments:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Mortgage notes payable (1)	$1,529,644	$3,637,543	$11,512,939	$109,032,636	$125,712,762

Total	$1,529,644	$3,637,543	$11,512,939	$109,032,636	$125,712,762

(1)	See “Note 5 of Notes to Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there have been no recently issued accounting standards that would have a material impact on our consolidated financial statements, or apply to our operations.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions.

Valuation of Investment in Properties

Upon the acquisition of a property, we assess the fair value of acquired land, building, land improvements, tenant improvements, intangible lease assets, and above- and below-market leases. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of land, building, land improvements, and tenant improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale.

Impairment of Long-Lived Assets

We review long-lived assets at the property level whenever an event or change in circumstances indicates the carrying value of the asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the long-lived asset and the carrying amount when the estimated future cash flows and the estimated liquidation of the long-lived asset are less than the long-lived asset carrying amount. Our estimates of future cash flows and liquidation require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

Rental Revenue

We recognize rental income on a straight-line basis over the term of each lease. Straight-line rent revenue is commenced when the tenant assumes control of the leased premises. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is deferred and recorded as a straight-line rent receivable. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The computation of recoverable income from tenants is complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of real estate taxes and operating expenses. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year. We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of debt incurred to maintain liquidity, fund capital expenditures, expand our investment portfolio, and maintain operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties, and cash flows, and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed interest rate, long-term debt such that variable interest rate exposure is kept at an acceptable level.

We borrow funds at a combination of fixed and variable interest rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed interest rate debt instruments. As of December 31, 2010, the fair value and carrying value of our mortgage notes were $126.3 million and $125.7 million, respectively. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Conversely, movements in interest rates on variable interest rate debt could change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable interest rate instruments. As part of our cash flow hedging strategy, we entered into one interest rate swap during 2010. This derivative is designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Pursuant to the interest rate swap agreement, in the event of non-performance by the counterparty, we would be subject to the variability of interest rates on the $7.6 million variable interest rate loan to which our outstanding interest rate swap relates. In such an event, if interest rates increased by 1%, we would incur an additional $75,600 in annual interest expense. We also have outstanding a $100.0 million line of credit, which matures in December 2013. All outstanding amounts under this agreement bear interest at LIBOR plus a spread ranging from 2.25% to 2.75%. As of December 31, 2010, we had no outstanding amounts under the line of credit. We believe our line of credit does not give rise to significant fair value risk due to the short-term LIBOR contracts. See “Note 5 of Notes to the Consolidated Financial Statements” for more information concerning our debt obligations.

We may continue to use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. We could also be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable interest rate financing, the Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders’ investment may be reduced. Our board of directors has established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2010 and the period from Inception (May 19, 2009) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and the period from Inception (May 19, 2009) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Denver, Colorado

February 25, 2011

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Land	$68,822,448	$-
Building and improvements	132,617,936	-
Intangible lease assets	25,884,351	-

Total investment in properties	227,324,735	-
Less accumulated depreciation and amortization	(1,770,534)	-

Net investment in properties	225,554,201	-
Cash and cash equivalents	27,634,281	186,165
Restricted cash	7,000	-
Straight-line rent and accounts receivable	365,949	-
Deferred acquisition costs	2,288,396	-
Deferred financing costs, net	2,114,274	-
Deferred offering costs	-	1,998,378
Other assets	3,207,318	-

Total assets	$261,171,419	$2,184,543

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$1,601,369	$10,834
Mortgage notes payable	125,712,762	-
Tenant prepaids and security deposits	1,139,177	-
Due to affiliates	6,851,800	2,824,437
Distributions payable	1,785,840	-
Intangible lease liability, net	1,166,166	-
Other liabilities	13,641	-

Total liabilities	138,270,755	2,835,271

Commitments and contingencies (Note 11)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value - 1,000,000,000 shares authorized, 20,200 and 15,696,869 shares issued and outstanding, respectively	156,969	202
Additional paid-in capital	134,474,524	-
Accumulated deficit	(11,813,858)	(651,930)
Accumulated other comprehensive income	82,029	-

Total stockholders’ equity	122,899,664	(651,728)
Noncontrolling interests	1,000	1,000

Total equity	122,900,664	(650,728)

Total liabilities and equity	$261,171,419	$2,184,543

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Revenues:
Rental revenues	$4,104,580	$-

Total revenues	4,104,580	-

Operating expenses:
Rental expenses	994,327	-
Organization expenses	1,577	136,902
Real estate-related depreciation and amortization	1,577,318	-
General and administrative expenses	1,899,374	716,826
Asset management fees, related party	428,067	-
Acquisition-related expenses, related party	4,527,000	-
Acquisition-related expenses	1,913,908	-

Total operating expenses	11,341,571	853,728

Interest expense and other	(987,683)	-

Net loss	(8,224,674)	(853,728)
Net loss attributable to noncontrolling interests	-	776,168

Net loss attributable to common stockholders	$(8,224,674)	$(77,560)

Weighted-average shares outstanding	4,737,865	-

Net loss per common share - basic and diluted	$(1.74)	$-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Initial issuance of common stock	200	$2	$1,998	$-	$-	$-	$2,000
Initial contributions to Operating Partnership	-	-	-	-	-	201,000	201,000
Net loss for the period from Inception (May 19, 2009) through December 31, 2009	-	-	-	(77,560)	-	(776,168)	(853,728)
Conversion of Operating Partnership Units to common stock	20,000	200	(1,998)	(574,370)	-	576,168	-

Balance as of December 31, 2009	20,200	$202	$-	$(651,930)	$-	$1,000	$(650,728)

Net loss	-	$-	$-	$(8,224,674)	$-	$-	$(8,224,674)
Unrealized gain on derivative instruments, net	-	-	-	-	82,029	-	82,029

Comprehensive loss							(8,142,645)

Issuance of common stock, net of offering costs	15,676,669	156,767	134,474,524	-	-	-	134,631,291
Distribution to stockholders	-	-	-	(2,937,254)	-	-	(2,937,254)

Balance as of December 31, 2010	15,696,869	$156,969	$134,474,524	$(11,813,858)	$82,029	$1,000	$122,900,664

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Operating activities:
Net loss	$(8,224,674)	$(853,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	1,577,318	-
Amortization of straight-line rent and above- and below-market lease assets and liabilities	(45,916)	-
Amortization of financing costs and other	55,117	-
Changes in operating assets and liabilities:
Other assets	(2,222,302)	-
Accounts payable and other accruals	2,096,588	10,834
Due to affiliates, exclusive of offering costs for issuance of common stock	(605,160)	826,059
Accrued acquisition costs	726,289	-

Net cash used in operating activities	(6,642,740)	(16,835)

Investing activities:
Real estate acquisitions	(226,216,909)	-
Acquisition deposits	(2,288,396)	-
Change in restricted cash	(7,000)	-
Increase in office equipment	(179,234)	-

Net cash used in investing activities	(228,691,539)	-

Financing activities:
Proceeds from issuance of mortgage notes	125,910,000	-
Repayments of mortgage notes	(197,238)	-
Financing costs paid	(1,968,795)	-
Proceeds from issuance of common stock	154,961,605	2,000
Proceeds from issuance of Special Units	-	1,000
Proceeds from issuance of Operating Partnership Units	-	200,000
Offering costs for issuance of common stock	(14,771,763)	-
Distributions paid to common stockholders	(1,151,414)	-

Net cash provided by financing activities	262,782,395	203,000

Net increase in cash and cash equivalents	27,448,116	186,165
Cash and cash equivalents, at beginning of period	186,165	-

Cash and cash equivalents, at end of period	$27,634,281	$186,165

Supplemental disclosure of cash flow information:
Deferred offering costs paid by an affiliate	$-	$1,998,378
Distributions payable	1,785,840	-
Accrued offering costs	4,310,523	-
Offering proceeds due from transfer agent	750,350	-
Interest paid	681,256	-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Industrial Income Trust Inc. (the “Company”) is a Maryland corporation formed on May 19, 2009. As used herein, the “Company,” refers to Industrial Income Trust Inc. and its 100% consolidated subsidiaries except where the context otherwise requires.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to credit worthy corporate tenants. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the Company’s charter and bylaws do not preclude it from investing in other types of commercial property or real estate-related debt. As of December 31, 2010, the Company owned and managed a portfolio of 25 industrial buildings comprised of 3.4 million square feet in six major industrial markets throughout the U.S. The Company currently operates as one reportable segment comprised of industrial real estate.

The Company operates in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2010. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership, of which the Company is the sole general partner.

The Company relies on Industrial Income Advisors LLC (the “Advisor”) to manage its day-to-day operating and acquisition activities and to implement its investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, by and among the Company, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of the Company and its stockholders. The Advisory Agreement was renewed through December 16, 2011, by approval of our independent directors on December 9, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Company consolidates its Operating Partnership and limited partner interests not owned by the Company, and presents them as noncontrolling interests in the consolidated financial statements. The consolidated financial statements also include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

Investment in Properties

Upon acquisition, the purchase price of a property is allocated to land, building, land improvements, tenant improvements, and intangible lease assets and liabilities. Acquisition-related costs associated with business combinations are expensed as incurred. The allocation to land, building, land improvements, and tenant improvements is based on management’s estimate of the property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal, and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below the market rental rates on the date of the acquisition that are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

Intangible lease assets are amortized to real-estate related depreciation and amortization over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The average lease term as of December 31, 2010 was approximately six years.

Costs associated with the development and improvement of the Company’s property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates.

Property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed rate renewal options

Real estate-related depreciation expense for 2010 was $591,271. There was no depreciation expense recorded during 2009. See “Note 4 of Notes to Consolidated Financial Statements” for detail on amortization expense.

Impairment of Investments in Properties

Long-lived assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value. Currently, long-lived assets consist of investments in properties. As of December 31, 2010 and 2009, the Company had not recorded any impairment charges to long-lived assets.

Revenue Recognition

The Company recognizes rental income generally on a straight-line basis, beginning at lease commencement and continuing over the term of each lease. There are circumstances which require the Company to evaluate when the lessee has technically taken possession of, or control of, the physical use of the leased asset, thereby allowing the Company to begin recognizing rental income; the Company evaluates these circumstances individually. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as a component of straight-line rent and accounts receivable. The Company collects deferred rent over the terms of the leases as scheduled rent payments are made. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the year ended December 31, 2010, the total increase to rental revenues due to straight-line adjustments was $175,943.

Reimbursements owed from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from the Company’s estimates, the estimated reimbursement could be affected and would need to be adjusted appropriately. The Company accrues lease termination income if there is a signed termination letter agreement with a tenant, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. The reimbursements accrued as revenue for the year ended December 31, 2010 was $890,975.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods.

Future minimum base rental payments (i.e. cash basis monthly contractual rent) due to the Company from its tenants under the terms of non-cancelable operating leases in effect as of December 31, 2010, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

Future Minimum Base Rental Payments
2011	$17,496,349
2012	16,578,191
2013	13,742,834
2014	12,115,465
2015	10,854,545
Thereafter	32,821,479

Total	$103,608,863

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Accumulated amortization of deferred financing costs was $49,798 as of December 31, 2010. There was no accumulated amortization of deferred financing costs as of December 31, 2009. Unamortized deferred financing costs are written off if debt is retired before its maturity date.

Derivative Instruments

The Company has one derivative instrument designated as a cash flow hedge. For cash flow hedges, the change in fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the consolidated statements of equity until the derivative instrument is settled. The effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that the Company could realize upon disposition.

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quote prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest. A noncontrolling interest is the portion of equity (net assets) in a subsidiary that is not attributable, directly or indirectly, to a parent, and held by owners other than the parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from stockholders’ equity. On the consolidated statements of operations, revenues, expenses, and net income or loss from less-than-wholly-owned subsidiaries will be reported at the consolidated amounts, including both the amounts attributable to the Company and to noncontrolling interests.

The Company has determined that certain interests are noncontrolling interests and are to be included in permanent equity, separate from its stockholders’ equity. Net income or loss related to these noncontrolling interests will be included in net income or loss in the consolidated statements of operations.

Organization and Offering Expenses

Organization costs are expensed as incurred. Offering costs associated with the Company’s initial public offering (the “Offering”) are charged against the gross proceeds from the Offering. See “Note 9 of Notes to the Consolidated Financial Statements” for additional information regarding organization and offering expenses.

Income Taxes

The Company intends to make an election under the Internal Revenue Code of 1986, as amended (the “Code”), to be taxed as a REIT beginning with the tax year ended December 31, 2010. As a REIT, the Company generally will not be subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2010 and 2009.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to the low number of tenants currently comprising the Company’s rental revenue. The following is a summary, as of December 31, 2010, of the top five tenants as a percentage of consolidated annual base rent and square feet:

Tenant	Market	Percent of Annualized Base Rent	Percent of Occupied Square Feet
Hanesbrands Inc.	Southern California	31.5%	39.4%
Super Micro Computer, Inc.	San Francisco Bay Area	9.1%	7.4%
Commerce Corporation	Baltimore	7.0%	8.3%
Alan Ritchey, Inc.	San Francisco Bay Area	6.7%	6.0%
DHL Global Forwarding	Seattle / Tacoma	5.0%	3.8%

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update amends the fair value guidance of the FASB Accounting Standards Codification (ASC) to require additional disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. The Company’s fair value disclosures, including the new disclosures effective in 2010, have been included in “Note 6 of Notes to Consolidated Financial Statements.”

Recently Issued Accounting Standards. The Company has determined that there have been no recently issued accounting standards that would have a material impact on its consolidated financial statements, or materially apply to its operations.

3.	ACQUISITIONS

A summary of the acquisitions completed during the year ended December 31, 2010 is as follows:

Acquisition	Land	Buildings and Improvements	Intangible Lease Assets (1)	Intangible Lease Liabilities (1)	Total Investment in Properties
Renton Industrial Building	$2,474,208	$9,058,789	$1,067,003	$-	$12,600,000
Bell Gardens (2)	12,043,469	2,326,850	1,129,681	(133,091)	15,366,909
Bay Area Portfolio	27,639,104	27,374,114	5,185,888	(199,106)	60,000,000
Portland Portfolio	5,410,151	19,534,673	3,117,463	(62,287)	28,000,000
Atlanta Portfolio (3)	1,273,564	11,362,903	1,513,533	-	14,150,000
Inland Empire Building One (3)	15,065,771	53,786,895	11,942,504	(795,170)	80,000,000
Baltimore Building One (3)	4,916,181	9,295,241	1,928,279	(39,701)	16,100,000

Total investment	$68,822,448	$132,739,465	$25,884,351	$(1,229,355)	$226,216,909

(1)	The recorded fair value of the intangible lease assets and liabilities represents the value associated with leasing commissions, above- and below-market leases, legal and other costs, and, and will be amortized over the lease term.

(2)	Total purchase price was $15.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The Company also received a credit of $133,091 at closing due to the below-market intangible lease liability.

(3)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011.

The following is a description of the Company’s 2010 acquisitions:

Renton Industrial Building. On June 30, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Renton Industrial Building, an industrial distribution facility located in the Kent Valley submarket of Seattle-Tacoma, Washington. Renton Industrial Building consists of approximately 127,000 square feet on 14.2 acres. The total purchase price was $12.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $252,000 to the Advisor equal to 2.0% of the purchase price.

In connection with the acquisition, one of the Company’s subsidiaries entered into a lease whereby the building is 100% leased to DHL Global Forwarding (“DHL”). DHL is a global market leader in the logistics industry that commits its expertise in international express, air and ocean freight, road and rail transportation, contract logistics and international mail services. A portion of the lease commenced on July 1, 2010, and the remainder of the lease began in December 2010 and will expire in October 2020 and contains two consecutive three-year renewal options. The lease provides for the rent to escalate periodically with average annual lease payments (cash basis) of approximately $1.1 million during the primary lease term. Additionally, DHL is responsible, subject to certain exceptions, for the operating expenses incurred in the operation and maintenance of the Renton Industrial Building. In addition, per the terms of the lease, Deutsche Post AG, the parent of DHL, has executed a guaranty of any and all amounts due under the lease, up to an aggregate maximum amount which will be reduced incrementally for each year of the lease.

Prior to the Company’s acquisition of Renton Industrial Building, it was owner-occupied, and the Company’s current tenant, was not a prior tenant. Therefore, prior period financial statements for Renton Industrial Building as a rental property are not available and pro forma financial statement information regarding the property’s operations is not presented. The lease described above is a triple-net lease, which limits the property operating expenses that the Company will be required to pay.

Bell Gardens. On August 25, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in three buildings in the Bell Gardens Industrial Park (“Bell Gardens”), located in the Bell Gardens submarket of Los Angeles County, California. Bell Gardens is comprised of approximately 263,000 square feet on 11.5 acres. The total purchase price was $15.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $310,000 to the Advisor equal to 2.0% of the purchase price.

Bay Area Portfolio. On September 1, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in one building located in the Bayside Business Park aggregating approximately 246,000 square feet on 10.4 acres, and a 100% fee interest in three buildings located in the Pinole Point Business Park aggregating approximately 475,000 square feet on 30.0 acres (the “Bay Area Portfolio”). The total purchase price was $60.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $1.2 million to the Advisor equal to 2.0% of the purchase price.

Portland Portfolio. On September 30, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Portland Industrial Portfolio (the “Portland Portfolio”), which is comprised of 13 industrial buildings aggregating approximately 475,000 square feet on 29.9 acres, located in the Northeast submarket of Portland, Oregon. The total purchase price was $28.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $560,000 to the Advisor equal to 2.0% of the purchase price.

Atlanta Portfolio. On November 1, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in the Atlanta Portfolio, which is comprised of two industrial buildings aggregating approximately 232,000 square feet on 16.9 acres. The Atlanta Portfolio is located in the Suwanee Pointe submarket Atlanta, Georgia. The total purchase price was $14.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $284,000 to the Advisor equal to 2.0% of the purchase price.

Inland Empire Building One. On December 29, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in one industrial property that is 1.3 million square feet on 60.1 acres (the “Inland Empire Building One”). The Inland Empire Building One is located in the Inland Empire metropolitan area located in Perris, California. The total purchase price was $80.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $1.6 million to the Advisor equal to 2.0% of the purchase price.

Baltimore Building One. On December 30, 2010, the Company, through one of its subsidiaries, acquired a 100% fee interest in one industrial property that is approximately 274,000 square feet on 11.9 acres (the “Baltimore Building One”). The Baltimore Building One is located in the Brandon Woods Business Park located in the Port of Baltimore, Maryland. The total purchase price was $16.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $322,000 to the Advisor equal to 2.0% of the purchase price.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information reflects adjustments to the Company’s historical financial data to include the effect of the acquisitions, excluding Renton (see “Renton Industrial Building” above for further detail), as if they had occurred at the beginning of each period presented. The pro forma adjustments include the Company’s estimate of incremental revenue, rental expense, real estate-related depreciation and amortization expense, asset management fees, and interest expense incurred in conjunction with the related debt financing. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisition been completed at the beginning of each period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
	Pro Forma	Pro Forma
Total revenues	$22,173,056	$12,078,998

Net loss	$(1,230,699)	$(724,143)

Net loss per common share-basic and diluted	$(0.08)	$(0.05)

The pro forma weighted-average shares of common stock outstanding for the year ended December 31, 2010 and for the period from Inception (May 19, 2009) through December 31, 2009 were calculated as if all 15,696,869 shares outstanding as of December 31, 2010, had been issued at the beginning of each period presented.

4.	INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities included the following as of December 31, 2010:

	Gross	Accumulated Amortization	Net
Intangible lease assets	$23,601,263	$(986,047)	$22,615,216
Above-market lease assets	2,283,088	(193,216)	2,089,872
Below-market lease liabilities	(1,229,355)	63,189	(1,166,166)

Amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above- and below-market lease assets and liabilities) was $986,047 for 2010 and there was no amortization expense for intangible lease assets for 2009. Amortization recognized as a net decrease in rental revenues from above- and below-market lease assets and liabilities was $130,027 for 2010. There was no amortization from above- and below-market lease assets and liabilities for 2009.

The following table describes the estimated net amortization of such intangible assets, as of December 31, 2010, for the next five years.

	Estimated Net Amortization
	Intangible Lease Assets	Above- and Below- Market Leases
2011	$4,838,772	$311,994
2012	4,109,540	387,193
2013	3,013,303	167,403
2014	2,469,004	76,422
2015	2,190,467	29,763
Thereafter	5,994,130	(49,069)

Total	$22,615,216	$923,706

5.	DEBT OBLIGATIONS

Mortgage Notes Payable

The Company’s indebtedness is currently comprised of mortgage notes, which are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties. The gross book value of the net assets encumbered by mortgage indebtedness as of December 31, 2010 was $226.1 million. A summary of the Company’s mortgage notes, as of December 31, 2010, is as follows:

	Interest Rate	Interest Rate	Maturity Date	Amount Outstanding
Mortgage note (1)	4.16%	Variable	September 2015	$7,560,000
Mortgage note	4.31%	Fixed	September 2017	29,876,896
Mortgage note (2)	4.95%	Fixed	October 2020	9,327,276
Mortgage note (2)	4.95%	Fixed	October 2020	17,208,075
Mortgage note (3)	4.90%	Fixed	November 2020	7,740,515
Mortgage note	5.68%	Fixed	January 2021	45,000,000
Mortgage note	5.68%	Fixed	January 2021	9,000,000

				$125,712,762

(1)	This mortgage note bears interest at a variable interest rate based on one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% and had an interest rate of 2.76% as of December 31, 2010. In conjunction with this agreement, the Company entered into an interest rate swap agreement. As a result of the swap transaction, the interest rate on the mortgage note was effectively fixed at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.

(2)	This mortgage note has a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.

(3)	This mortgage note has a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.

As of December 31, 2010, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

2011	$1,529,644
2012	1,743,397
2013	1,894,146
2014	2,123,926
2015	9,389,013
Thereafter	109,032,636

Total	$125,712,762

Line of Credit

On December 23, 2010, the Company entered into a $100.0 million line of credit, which matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions of the agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of December 31, 2010, the Company had no amounts outstanding under the line of credit and the interest rate, had it been drawn, would have been 2.76%.

Debt Covenants

The Company’s mortgage notes and line of credit contain various covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of December 31, 2010.

Derivative Instruments

The Company enters into derivative instruments for risk management purposes only. The Company currently has one derivative designated as a cash flow hedge. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

On August 31, 2010, the Company entered into a five-year, LIBOR-based interest rate swap agreement to hedge the $7.6 million mortgage note payable secured by the Renton Industrial Building, as discussed above. This derivative is designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time.

The interest rate swap has an effective date of August 31, 2010, and will expire on September 1, 2015. The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge at its inception. Accordingly, changes in fair value of the interest rate swap were recorded as a component of accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCI on the consolidated balance sheets to interest expense on the consolidated statements of operations as the interest expense is recognized on the related debt.

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets as of December 31, 2010:

Type of Cash Flow Hedge	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap	$7,560,000	Other assets	$82,029

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations for the year ended December 31, 2010:

Type of Cash Flow Hedge	Gain Recognized in AOCI (Effective Portion)	Location of Effective Gain Reclassified from AOCI into Income	Effective Gain Reclassified from AOCI into Income
Interest rate swap	$82,029	Interest expense	$(36,677)

The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next twelve months.

6.	FAIR VALUE

The following table presents financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total Fair Value
Assets
Derivative instrument asset	$-	$82,029	$-	$82,029

Total assets measured at fair value	$-	$82,029	$-	$82,029

As of December 31, 2010, the Company had no financial assets that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instrument Asset. The derivative instrument asset is an interest rate swap. The interest rate swap is a standard cash flow hedge whose fair value is estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swap being unique and not actively traded, the fair value is classified as Level 2. See “Note 5 of Notes to Consolidated Financial Statements” for further discussion of derivative instruments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments as of December 31, 2010 were as follows:

	Carrying Value	Fair Value
Assets
Derivative instrument asset	$82,029	$82,029

Liabilities
Mortgage notes payable	125,712,762	126,284,498

In addition to the previously described methods and assumptions for the derivative instrument asset, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Mortgage Notes. The fair value of the mortgage notes is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads of similar instruments.

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and distributions payable approximated their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

7.	INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2010 and 2009. The U.S. is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

Distributions

Distributions are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital, or a combination of the four. Distributions that exceed the Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it will generally be treated as a gain from the sale or exchange of that stockholder’s common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. There were no distributions during 2009.

The preliminary taxability of the Company’s 2010 distributions on an annualized basis was:

For the Year Ended December 31, 2010 (Unaudited)
Per common share:
Ordinary income	$0.136
Qualified dividend	0.489
Capital gains	-
Return of capital	-

Total distribution	$0.625

8.	STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-11 in connection with the Offering. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which (150.0 million shares) are offered to investors at a price of $10.00 per share, and 25% of which (52.6 million shares) are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years after the initial effective date of the Offering, or December 18, 2011, unless extended by the Company’s board of directors for up to an additional one year period.

As of December 31, 2010, the Company had received $155.0 million in gross proceeds from the Offering, and had a $750,350 receivable for offering proceeds due from the transfer agent. During January 2011, the Company received the $750,350 from the transfer agent.

Common Stock

As of December 31, 2010, common stock and additional paid-in capital was composed of gross proceeds raised from the Offering of $155.7 million, less $16.5 million of certain direct selling costs, and less an additional $4.5 million of direct selling and offering costs, which includes certain overhead and professional fees incurred by and payable to the Advisor. The net proceeds from the Offering were transferred to the Company’s Operating Partnership for a number of Operating Partnership Units (“OP Units”) equal to the shares of common stock sold in the Offering.

Share Redemption Program

Subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of common stock for cash. Shares of common stock must be held for a minimum of one year, subject to certain exceptions, and the Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive twelve-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

The discount from the purchase price paid for the redeemed shares will vary based upon the length of time that the shares of common stock have been held is as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

As of December 31, 2010, the Company had not redeemed any shares of its common stock.

Distributions

The Company intends to accrue and make distributions on a regular basis. The Company’s board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010. The Company calculates individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of the Company’s common stock. These distributions are calculated based on common stockholders of record as of the close of business each day in the period.

The following table outlines the 2010 distributions paid to the Company’s stockholders:

	For the Three Months Ended
	March 31, 2010 (1)	June 30, 2010	September 30, 2010	December 31, 2010
Distributions:
Paid in cash	$255	$120,865	$400,584	$941,979
Reinvested in shares	528	179,420	449,762	843,861

Total distributions	$783	$300,285	$850,346	$1,785,840

Payment date	July 15, 2010	July 15, 2010	October 15, 2010	January 18, 2011

(1)	Distributions were declared for the one day, March 31, 2010.

9.	RELATED PARTY TRANSACTIONS

The Advisor and Its Affiliates

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on the Advisor to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy. The Dealer Manager provides dealer manager services. The Advisor and Dealer Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. For the year ended December 31, 2010, these fees primarily consisted of the following:

Sales Commission from the Offering. Sales commissions are payable to the Dealer Manager (all or a portion of which are reallowed to participating unaffiliated broker-dealers) and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each property acquired in the operational stage, the acquisition fee is an amount equal to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project costs. The Advisor also is entitled to receive an acquisition fee of 1.0% of the Company’s proportionate share of the purchase price of any property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes, and 1.0% of the purchase price in connection with acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to an acquisition fee equal to 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost, including debt, whether borrowed or assumed, and before non-cash reserves and depreciation, of each property asset within the Company’s portfolio, or one-twelfth of 1.20% of the aggregate cost of each property asset located outside the U.S. that the Company owns, directly or indirectly; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment, before non-cash reserves and depreciation, as applicable, of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) a fee of 2.0% of the sales price of each asset upon disposition.

Organization and Offering Expenses. The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross proceeds from the Offering. The Advisor or an affiliate of the Advisor will be responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% organization and offering expense reimbursement, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of organization and offering expenses.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering costs, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed, such as personnel and overhead expenses. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s named executive officers.

The Company incurred fees and expenses as shown in the table below for services provided by the Advisor and the Dealer Manager related to the services described above during the periods indicated below. Acquisition fees and asset management fees are included in the consolidated statements of operations; all other amounts are included as a reduction to additional paid-in capital in the consolidated statements of equity.

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
Sales commissions from offering	$9,905,640	$-
Dealer manager fees	3,902,612	-
Acquisition fees	4,527,000	-
Asset management fees	428,067	-
Organization and offering expenses	2,724,966	1,998,378
Other expense reimbursements	437,211	-

	$21,925,496	$1,998,378

As of December 31, 2010, the Company had paid, in the aggregate, $20.9 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $9.6 million of sales commissions, $3.8 million of dealer manager fees, $4.2 million of acquisition fees, $277,167 of asset management fees, $2.6 million of organization and offering expenses, and $367,213 of other expenses. As of December 31, 2010, the amount due to affiliates was $6.9 million, which related to unreimbursed fees and expenses incurred by certain affiliates as described above. Of this amount, $1.1 million is payable as of December 31, 2010, which includes $291,317 payable to the Dealer Manager for sales commissions, $125,961 payable to Dealer Manager for dealer manager fees, $638,699 payable to the Advisor for reimbursement of acquisition fees, asset management fees, organization and offering expenses, and other expenses.

Transactions with Affiliates

During July 2009, the Company sold 200 shares of common stock to Blue Mesa Capital LLC, an affiliate of the Advisor, at a price of $10 per share, which shares were subsequently transferred to the Sponsor, the parent of the Advisor. The Company contributed $2,000 to the Operating Partnership and is the Operating Partnership’s sole general partner. Additionally, the Operating Partnership sold 20,000 OP Units at $10 per share to the Advisor for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of the Company’s common stock in December 2009. The Operating Partnership also sold 100 Special Units to the Sponsor of $1,000. These Special Units are classified as noncontrolling interests on the consolidated balance sheets. See “Note 10 of Notes to Consolidated Financial Statements” for additional information.

10.	NONCONTROLLING INTERESTS

OP Units

During July 2009, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000. The Company has evaluated its ability to deliver shares of common stock to satisfy redemption requests from holders of its OP Units, and the Company has concluded that it has the right to satisfy the redemption requirements of holders of its OP Units by delivering unregistered shares of its common stock. Each outstanding OP Unit is exchangeable for one share of the Company’s common stock, and an OP Unit holder cannot require redemption in cash or other assets. As a result, the Company classified its OP Units as noncontrolling interests within permanent equity until December 14, 2009, when the Advisor exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of the Company’s common stock.

Operating Partnership Special Units

During July 2009, the Operating Partnership issued 100 Special Units to the Sponsor, the parent of the Advisor, for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders have received, in aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events: a “Liquidity Event;” or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: a listing of the Company’s common stock on a national securities exchange (or the receipt by its stockholders of securities that are listed on a national securities exchange in exchange for its common stock); the Company’s sale, merger or other transaction in which its stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or the sale of all or substantially all of the Company’s assets where its stockholders either receive, or have the option to receive, cash or other consideration. As of December 31, 2010, the events that would result in the Special Units becoming redeemable are not considered probable.

The Company has determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within the Company’s control. As a result, the Company classifies its Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the year ended December 31, 2010.

11.	COMMITMENTS AND CONTINGENCIES

The Company and its Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments. The Company and its investments are, from time to time, subject to routine litigation arising in the ordinary course of business. The Company believes the costs, if any, incurred by its Operating Partnership and by the Company related to routine litigation will not materially affect its financial position, operating results, or liquidity.

Environmental Matters

A majority of the properties the Company acquires are subjected to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31 (1)	June 30	September 30	December 31
2010
Total revenues	$-	$-	$810,330	$3,294,250
Total operating expenses	$605,122	$611,700	$3,758,999	$6,365,750
Interest income (expense) and other	$-	$4,407	$(138,508)	$(853,582)
Net loss	$(605,122)	$(607,293)	$(3,087,177)	$(3,925,082)
Net loss attributable to common stockholders	$(605,122)	$(607,293)	$(3,087,177)	$(3,925,082)
Net loss per common share - basic and diluted	$-	$(0.32)	$(0.57)	(0.34)
Weighted-average shares outstanding	-	1,921,865	5,442,217	11,429,360

2009
Total revenues	$-	$-	$-	$-
Total operating expenses	$-	$-	$136,912	$716,816
Other income (expense)	$-	$-	$-	$-
Net loss	$-	$-	$(136,912)	$(716,816)
Net loss attributable to common stockholders	$-	$-	$(1,355)	$(76,205)
Net loss per common share - basic and diluted	$-	$-	$-	$-
Weighted-average shares outstanding	-	-	-	-

(1)	Financial data for the quarter ended March 31, 2009 is not available as the Company was not formed until May 19, 2009. Per share data is not applicable until March 31, 2010, the date the Company broke escrow for the Offering.

13.	SUBSEQUENT EVENTS

Offering Proceeds

As of February 18, 2011, the Company had raised gross proceeds of $209.2 million from the sale of 21.1 million of its common shares in the Offering, including $1.5 million from the sale of 155,273 shares of its common shares through our distribution reinvestment plan. As of that date, 181.5 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through the Company’s distribution reinvestment plan.

Acquisitions

Dallas Portfolio. On January 19, 2011, the Company, through one of its subsidiaries, acquired a 100% fee interest in two industrial buildings aggregating approximately 575,000 square feet on 36.2 acres located in the Pinnacle Industrial Center in Dallas, Texas. The total purchase price was $25.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $513,500 to the Advisor equal to 2.0% of the purchase price.

Tampa Building. On January 19, 2011, the Company, through one of its subsidiaries, acquired a 100% fee interest in one industrial building that is approximately 147,000 square feet on 8.9 acres located in the Madison Business Center in Tampa, Florida. The total purchase price was $10.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $213,000 to the Advisor equal to 2.0% of the purchase price.

Baltimore Building Two. On January 27, 2011, the Company, through one of its subsidiaries, acquired a 100% fee interest in one industrial building that is approximately 824,000 square feet on 70.3 acres located in Hagerstown, Maryland. The total purchase price was $41.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $823,000 to the Advisor equal to 2.0% of the purchase price.

Kent Valley Distribution Building. On February 17, 2011, the Company, through one of its subsidiaries, acquired a 100% fee interest in one industrial building that is approximately 125,000 square feet on 5.0 acres located in Kent, Washington. The total purchase price was $7.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of $152,663 to the Advisor equal to 2.0% of the purchase price.

The following table summarizes the acquisitions subsequent to December 31, 2010:

Acquisition (1)	Land	Buildings and Improvements	Intangible Lease Assets (2)	Intangible Lease Liabilities (2)	Total Investment in Properties
Dallas Portfolio	3,106,438	19,624,619	3,026,772	(82,829)	25,675,000
Tampa Building	1,004,102	6,818,623	2,827,275	-	10,650,000
Baltimore Building Two	5,926,338	27,061,193	8,162,469	-	41,150,000

Total investment	$10,036,878	$53,504,435	$14,016,516	$(82,829)	$77,475,000

(1)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011. Kent Valley Distribution Building is excluded from the table above as the preliminary allocation of the purchase price has not been completed as of the date of this report. The allocation of the Kent Valley Distribution Building purchase price will be based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011.

(2)	The recorded fair value of the intangible lease assets and liabilities represents the value associated with leasing commissions, above- and below-market leases , legal and other costs, and, and will be amortized over the lease term.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information reflects adjustments to the Company’s historical financial data to include the effect of the acquisitions described above and described in “Note 3 of Notes to Consolidated Financial Statements,” excluding Renton Industrial Building (see “Renton Industrial Building” in “Note 3 of Notes to Consolidated Financial Statements” for further detail) and Kent Valley Distribution Building (as information was not available as of the date of this report), as if they had occurred at the beginning of each period presented. The pro forma adjustments include the Company’s estimate of incremental revenue, rental expense, real estate-related depreciation and amortization expense, asset management fees, and interest expense incurred in conjunction with the related debt financing. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisition been completed at the beginning of each period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) through December 31, 2009
	Pro Forma	Pro Forma
Total revenues	$28,973,362	$15,750,595

Net loss	$(1,429,447)	$(1,392,830)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)

The pro forma weighted-average shares of common stock outstanding for the year ended December 31, 2010 and for the period from Inception (May 19, 2009) through December 31, 2009 were calculated as if all 21,121,020 shares outstanding as of February 18, 2011, had been issued at the beginning of each period presented.

Debt Obligations

On January 27, 2011, the Company, through various subsidiaries, entered into three secured, non-recourse loan agreements with ING USA Annuity Life and Insurance Company for an aggregate amount of $42.0 million

(collectively, the “ING Facility”). The ING Facility bears a fixed interest rate of 4.81% and has a contractual maturity of November 1, 2040. However, the lender has the ability to call the loan on November 1, 2020 and November 1, 2030. As such, the expected maturity is November 1, 2020. In addition, a reserve of up to $1.6 million must be funded by property cash flow generated from the Baltimore Building Two property commencing in October 2015 if the existing tenant of that property does not renew its lease or a replacement tenant is not in place by that time. Such reserve would be released once a new lease for the property is executed.

In connection with the Kent Valley Distribution Building acquisition, the Company assumed $3.7 million of debt that bears a fixed interest rate of 5.51% and has a contractual maturity of June 1, 2015.

Distributions

Our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first and second quarters of 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Transactions” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule – The following financial statement schedule is included in Item 15(c):

Schedule III – Real Estate and Accumulated Depreciation.

All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010 (the “2010 10-K”).

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Issuer’s Prospectus filed pursuant to Rule 424(b)(3) with the SEC on September 14, 2010.

4.2	Amended and Restated Share Redemption Program dated June 16, 2010. Incorporated by reference to Exhibit 4.2 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.1	Amended and Restated Limited Partnership Agreement of Industrial Income Operating Partnership LP, dated February 9, 2010, by and among the Company, as general partner, and the Limited Partner thereto. Incorporated by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed with the SEC on February 12, 2010.

10.2	Amended and Restated Advisory Agreement, dated as of May 14, 2010, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010.

10.3	Form of Indemnification Agreement between Industrial Income Trust Inc. and each of the executive officers and directors of Industrial Income Trust Inc. Incorporated by reference to Exhibit 10.6 to Pre-effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on November 2, 2009.

10.4	Assignment and Assumption Agreement, dated as of June 21, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Air Express International USA, Inc. d/b/a DHL Global Forwarding. Incorporated by reference to Exhibit 10.1 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.5	Lease, dated as of June 30, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Air Express International USA, Inc. d/b/a DHL Global Forwarding. Incorporated by reference to Exhibit 10.2 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

EXHIBIT NUMBER	DESCRIPTION

10.6	Contract of Sale, dated as of July 28, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Richmond Pinole Point Industrial, LLC and Fremont Bayside Industrial, LLC. Incorporated by reference to Exhibit 10.9 to Post-effective Amendment No. 1 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on September 1, 2010 (“Post-Effective Amendment No. 1”).

10.7	Agreement of Purchase and Sale, dated as of August 2, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and The Realty Associates Fund V, L.P. Incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1.

10.8	Agreement of Purchase and Sale, dated as of August 2, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and The Realty Associates Fund VI, L.P. Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1.

10.9	Loan Agreement, dated as of August 30, 2010, by and between IIT 1905 Raymond Avenue LLC as borrower and Wells Fargo Bank, National Association as lender. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1.

10.10	Promissory Note Secured by Deed of Trust issued by IIT 1905 Raymond Avenue LLC to Wells Fargo Bank, National Association, dated as of August 31, 2010. Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1.

10.11	Loan Agreement, dated as of September 1, 2010, by and between IIT Pinole Business Park I LP and IIT 48350 Fremont Blvd LP as borrowers and Principal Life Insurance Company as lender. Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1.

10.12	Secured Promissory Note issued by IIT Pinole Business Park I LP and IIT 48350 Fremont Blvd LP to Principal Life Insurance Company, dated as of September 1, 2010. Incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1.

10.13	Selected Dealer Agreement, dated as of September 16, 2010, by and between Industrial Income Trust Inc., Industrial Income Advisors LLC, Dividend Capital Securities LLC, Industrial Income Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 1.1 to the Issuer’s Current Report on Form 8-K filed with the SEC on September 22, 2010.

10.14	Purchase and Sale Agreement, dated as of September 22, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Suwanee Pointe Investors, LLC. Incorporated by reference to Exhibit 10.17 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.15	Loan Agreement by and between IIT Bell Gardens Portfolio I LP and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.18 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.16	Promissory Note issued by IIT Bell Gardens Portfolio I LP to ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.19 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.17	Loan Agreement by and between IIT Portland Portfolio - Airport Park LLC and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.20 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

EXHIBIT NUMBER	DESCRIPTION

10.18	Promissory Note issued by IIT Portland Portfolio – Airport Park LLC to ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.21 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.19	Loan Agreement by and between IIT Portland Portfolio - Airport Center LLC and ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.22 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.20	Promissory Note issued by IIT Portland Portfolio – Airport Center LLC to ING USA Annuity and Life Insurance Company, dated as of September 30, 2010. Incorporated by reference to Exhibit 10.23 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

10.21	Agreement of Purchase and Sale, dated as of October 26, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Brandon Woods, LLC, as amended. Incorporated by reference to Exhibit 10.24 to Post-effective Amendment No. 2 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 1, 2010 (“Post-Effective Amendment No. 2”).

10.22	Deed to Secure Debt and Security Agreement by IIT Atlanta - Suwanee Pointe LLC for the benefit of ING USA Annuity and Life Insurance Company, dated November 1, 2010. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2.

10.23	Promissory Note issued by IIT Atlanta - Suwanee Pointe LLC to ING USA Annuity and Life Insurance Company, dated November 1, 2010. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2.

10.24	Agreement for Purchase and Sale of Property, dated as of November 24, 2010, by and between Industrial Developments International, Inc., and IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2.

10.25	Agreement for Purchase and Sale of Property, dated as of November 24, 2010, by and between Pinnacle Industrial Center Limited Partnership and IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2.

10.26	Purchase and Sale Agreement, dated as of November 30, 2010, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Jerome L. Rappaport, Jr. and Janet F. Aserkoff, as Trustees of Hagerstown Nominee Trust. Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 2.

10.27*	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 17, 2010, by and between Ridge Perris I, LLC and IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc.

10.28*	Borrowing Base Revolving Line of Credit Agreement, dated as of December 23, 2010, by and among Industrial Income Operating Partnership LP, a subsidiary of Industrial Income Trust Inc., IIT Real Estate HoldCo LLC, each of the Project Borrowers referenced therein, JPMorgan Chase Bank, N. A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, U.S. Bank, National Association, as Documentation Agent., J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Book Runners and Joint Lead Arrangers, and J.P. Morgan Securities LLC as Lead Left Book Runner.

EXHIBIT NUMBER	DESCRIPTION

10.29*	Loan Agreement, dated as of December 29, 2010, by and between IIT Inland Empire - 3700 Indian Avenue LP as borrower and Wells Fargo Bank, National Association as lender.

10.30*	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), dated as of December 29, 2010, by IIT Inland Empire - 3700 Indian Avenue LP for the benefit of Wells Fargo Bank, National Association.

10.31*	Promissory Note (Secured) issued by IIT Inland Empire - 3700 Indian Avenue LP to Wells Fargo Bank, National Association, dated as of December 29, 2010.

10.32*	Loan Agreement, dated as of December 30, 2010, by and between IIT Baltimore-Brandon Woods I LLC as borrower and Wells Fargo Bank, National Association as lender.

10.33*	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), dated as of December 30, 2010, by IIT Baltimore-Brandon Woods I LLC for the benefit of Wells Fargo Bank, National Association

10.34*	Promissory Note (Secured) issued by IIT Baltimore-Brandon Woods I LLC to Wells Fargo Bank, National Association, dated as of December 30, 2010.

14.1	Code of Ethics for President and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the 2010 10-K.

21.1*	List of Subsidiaries of Industrial Income Trust Inc.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2010 and the period from Inception (May 19, 2009) through December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 25, 2011

INDUSTRIAL INCOME TRUST INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Description	# of Buildings	Mortgage Notes	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2010 (2)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (1)	Total Costs		Land	Buildings and Improvements (1)	Total Costs (3)
Industrial Properties:
Renton Industrial Building in Seattle-Tacoma, WA	1	$7,560,000	$2,474,208	$10,125,792	$12,600,000	$(143,784)	$2,474,208	$9,982,008	$12,456,216	$(150,573)	6/30/2010	1-40
Bell Gardens in Los Angles County, CA	3	9,327,276	12,043,469	3,323,440	15,366,909	-	12,043,469	3,323,440	15,366,909	(183,760)	8/25/2010	1-20
Bay Area Portfolio in San Francisco Bay Area, CA	4	29,876,896	27,639,104	32,360,896	60,000,000	-	27,639,104	32,360,896	60,000,000	(720,324)	9/1/2010	1-40
Portland Portfolio in Portland, OR	13	17,208,075	5,410,151	22,589,849	28,000,000	22,255	5,410,151	22,612,104	28,022,255	(587,004)	9/30/2010	1-40
Atlanta Portfolio in Atlanta, GA	2	7,740,515	1,273,564	12,876,436	14,150,000	-	1,273,564	12,876,436	14,150,000	(128,873)	11/1/2010	1-40
Inland Empire Building in Perris, CA	1	9,000,000	15,065,771	64,934,229	80,000,000	-	15,065,771	64,934,229	80,000,000	-	12/29/2010	1-40
Baltimore Building One in Baltimore, MD	1	45,000,000	4,916,181	11,183,819	16,100,000	-	4,916,181	11,183,819	16,100,000	-	12/30/2010	1-40

	25	$125,712,762	$68,822,448	$157,394,461	$226,216,909	$(121,529)	$68,822,448	$157,272,932	$226,095,380	$(1,770,534)

(1)	Includes gross intangible lease assets of $25.9 million and gross intangible lease liabilities of $1.2 million.

(2)	As of December 31, 2010, the aggregate cost for federal income tax purposes of investments in property was $232.4 million (unaudited).

(3)	A summary of activity for investment in properties is as follows:

2010
Investment in properties:
Balance at beginning of period	$-
Acquisition of properties	226,216,909
Tenant improvement receivable	(143,784)
Tenant leasing costs	22,255

Balance at ending of period	$226,095,380

Accumulated depreciation:
Balance at beginning of period	$-
Additions charged to costs and expenses	(1,770,534)

Balance at ending of period	$(1,770,534)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 25, 2011.

INDUSTRIAL INCOME TRUST INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	February 25, 2011

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	February 25, 2011

/S/ CHARLES B. DUKE Charles B. Duke	Director	February 25, 2011

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2010 (the “Annual Report”) and the definitive proxy statement and related proxy materials for our 2011 Annual Meeting of Stockholders (collectively, the “Proxy Materials”) to stockholders susequent to filing this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.