Form 10-Q
period 2011-03-31
Industrial Income Trust Inc.
filed 2011-05-13
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54372

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

As of May 6, 2011, there were 30,598,488 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Land	$93,821	$68,823
Building and improvements	227,182	132,618
Intangible lease assets	50,923	25,884
Construction in progress	13,037	—

Total investment in properties	384,963	227,325
Less accumulated depreciation and amortization	(4,728)	(1,771)

Net investment in properties	380,235	225,554
Cash and cash equivalents	44,129	27,634
Restricted cash	695	7
Straight-line rent and accounts receivable	1,020	366
Deferred acquisition costs	51	2,289
Deferred financing costs, net	2,507	2,114
Other assets	4,622	3,207

Total assets	$433,259	$261,171

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$3,038	$1,601
Debt	207,902	125,713
Tenant prepaids and security deposits	2,384	1,139
Due to affiliates	6,382	6,852
Distributions payable	3,255	1,786
Intangible lease liabilities, net	536	1,166
Other liabilities	107	14

Total liabilities	223,604	138,271

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 26,433 and 15,697 shares issued and outstanding, respectively	264	157
Additional paid-in capital	229,784	134,474
Accumulated deficit	(20,533)	(11,814)
Accumulated other comprehensive income	139	82

Total stockholders’ equity	209,654	122,899
Noncontrolling interests	1	1

Total equity	209,655	122,900

Total liabilities and equity	$433,259	$261,171

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Revenues:
Rental revenues	$7,185	$—

Total revenues	7,185	—

Operating expenses:
Rental expenses	1,469	—
Organization expenses	—	1
Real estate-related depreciation and amortization	2,695	—
General and administrative expenses	705	604
Asset management fees, related party	667	—
Acquisition-related expenses, related party	3,163	—
Acquisition-related expenses	1,862	—

Total operating expenses	10,561	605

Interest expense and other	(2,088)	—

Net loss	(5,464)	(605)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(5,464)	$(605)

Weighted-average shares outstanding	20,831	25

Net loss per common share - basic and diluted	$(0.26)	$(24.22)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900
Net loss	—	—	—	(5,464)	—	—	(5,464)
Unrealized gain on derivative instruments, net	—	—	—	—	57	—	57
Issuance of common stock, net of offering costs of $10,785	10,736	107	95,310	—	—	—	95,417
Distribution to stockholders	—	—	—	(3,255)	—	—	(3,255)

Balance as of March 31, 2011	26,433	$264	$229,784	$(20,533)	$139	$1	$209,655

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Operating activities:
Net loss	$(5,464)	$(605)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Real estate-related depreciation and amortization	2,695	-
Straight-line rent and amortization of above- and below-market leases	(231)	-
Amortization of financing costs and other	120	-
Changes in operating assets and liabilities:
Accounts receivable and other assets	(105)	—
Accounts payable and other liabilities	2,817	122
Due to affiliates, exclusive of offering costs for issuance of common stock	(523)	422
Accrued acquisition costs	(275)	—

Net cash used in operating activities	(966)	(61)

Investing activities:
Real estate acquisitions	(152,241)	—
Additions to real estate	(31)	—
Change in restricted cash	(688)	—
Purchases of office equipment	(16)	—

Net cash used in investing activities	(152,976)	—

Financing activities:
Proceeds from issuance of mortgage notes	42,000	—
Repayments of mortgage notes	(464)	—
Proceeds from line of credit	36,950	—
Financing costs paid	(515)	—
Proceeds from issuance of common stock	104,064	4,307
Offering costs for issuance of common stock	(10,656)	—
Distributions paid to common stockholders	(942)	—

Net cash provided by financing activities	170,437	4,307

Net increase in cash and cash equivalents	16,495	4,246
Cash and cash equivalents, at beginning of period	27,634	186

Cash and cash equivalents, at end of period	$44,129	$4,432

Supplemental disclosure of cash flow information:
Interest paid	$1,696	$—

Supplemental disclosure of noncash transactions:
Deferred offering costs paid by an affiliate	$—	$1,998
Offering proceeds due from transfer agent	2,061	—
Mortgage note assumed on real estate acquisition	3,679	—
Increase in accrued offering costs	4,367	657
Acquisition deposits applied to real estate acquisitions	2,238	—
Distributions reinvested in common stock	844	—
Redemptions payable	93	—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). Certain provisions of ASU No. 2010-06 became effective for the Company beginning January 1, 2011. Those provisions, which amend the fair value guidance of the FASB Accounting Standards Codification, require companies to disclose separate line items for all purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 requires an entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 became effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards. The Company has determined that there have been no recently issued accounting standards that would have a material impact on its consolidated financial statements, or materially apply to its operations.

2.	ACQUISITIONS

The Company acquired 100% of the following acquisitions during the three months ended March 31, 2011:

					Intangibles
(in thousands)	Acquisition Date	Land	Buildings and Improvements	Construction In Progress	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (2)
Dallas Portfolio	January 19, 2011	$3,106	$19,625	$—	$2,727	$300	$(83)	$25,675
Tampa Building	January 19, 2011	1,004	6,819	—	1,218	1,609	—	10,650
Baltimore Building Two	January 27, 2011	5,926	30,154	—	5,193	—	(123)	41,150
Other acquisitions (1)	Various	14,962	40,554	13,015	10,690	1,476	(14)	80,683

Total		$24,998	$97,152	$13,015	$19,828	$3,385	$(220)	$158,158

(1)	“Other acquisitions” consists of four individually immaterial acquisitions, including one acquisition deemed a value-add property, as the building is currently vacant and is recorded as construction in progress.
(2)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011. Total purchase price equals the amount paid, plus debt assumed.

Intangible lease assets and above- and below-market lease assets and liabilities are all amortized over the remaining lease terms. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
Dallas Portfolio	5.1
Tampa Building	8.1
Baltimore Building Two	5.5
Other acquisitions (1)	9.5

(1)	“Other acquisitions” excludes the value-add property as the building is currently vacant.

Pro Forma Financial Information

The amounts of revenue and net loss from the acquired properties included in the Company’s consolidated statements of operations for the three months ended March 31, 2011, and the revenue and net loss of the combined entities had the acquisition dates been January 1, 2010 are presented in the table below. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisition been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Actual:
Total revenues	$1,495	$—

Net loss	$(1,560)	$—

Pro forma:
Total revenues (1)	$8,983	$3,349

Net loss (2)	$(49)	$(5,097)

Net loss per common share - basic and diluted	$(0.00)	$(0.19)

Weighted-average shares outstanding (3)	26,433	26,433

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental revenue of $1.8 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.
(2)	For the three months ended March 31, 2011, the pro forma net loss was adjusted to exclude related party acquisition-related expenses of $3.2 million and acquisition-related expenses of $1.9 million. For the three months ended March 31, 2010, the pro forma net loss was adjusted to include related party acquisition-related expenses of $3.2 million and acquisition-related expenses of $1.9 million.
(3)	The pro forma weighted-average shares outstanding for the three months ended March 31, 2011 and 2010 was calculated as if all shares outstanding as of March 31, 2011 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of March 31, 2011, the Company owned and managed a portfolio of 33 industrial buildings comprised of 7.0 million square feet in eight major industrial markets throughout the U.S.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2011			December 31, 2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$43,429	$(2,507)	$40,922	$23,601	$(986)	$22,615
Above-market lease assets (1)	7,494	(455)	7,039	2,283	(193)	2,090
Below-market lease liabilities (1)	(654)	118	(536)	(1,229)	63	(1,166)

(1)	As of March 31, 2011, we recorded a measurement period adjustment to reflect changes in the estimated fair value of the Company’s above- and below-market lease assets and liabilities as a result of finalizing the purchase price allocation for one of the Company’s previous acquisitions. The adjustment recorded was $1.8 million related to above-market lease assets and $0.8 million related to below-market lease liabilities.

The following table describes the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2011, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above- and Below- Market Leases
Remainder of 2011	$5,745	$797
2012	6,957	1,142
2013	5,841	918
2014	4,961	744
2015	4,514	687
Thereafter	12,904	2,215

Total	$40,922	$6,503

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, due to the Company from its tenants under the terms of non-cancelable operating leases in effect as of March 31, 2011, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

Future Minimum Base
(in thousands)	Rental Payments
Remainder of 2011	$21,345
2012	27,941
2013	25,253
2014	22,939
2015	21,555
Thereafter	67,652

Total	$186,685

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$438	$—
Above-market lease asset amortization	(262)	—
Below-market lease liability amortization	55	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$1,174	$—
Intangible lease asset amortization	1,521	—

Concentration of Credit Risk

Concentration of credit risk with respect to future rental revenue and accounts receivable currently exists due to the low number of tenants currently comprising the Company’s rental revenue. The following is a summary, as of March 31, 2011, of the Company’s five largest tenants, based on annualized base rent:

Tenant	Market	Percent of Annualized Base Rent (1)	Percent of Occupied Square Feet
Hanesbrands Inc.	Southern California	19.0%	20.0%
Home Depot U.S.A. Inc.	Baltimore	10.8%	12.6%
Solo Cup Company	Atlanta	10.2%	19.9%
Branch Group Inc. d/b/a Rexel	Baltimore	6.4%	3.6%
Super Micro Computer, Inc.	San Francisco Bay Area	5.6%	3.8%

(1)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the respective lease as of March 31, 2011, multiplied by 12. There are no free rent concessions under the remaining terms of the leases, all of which have remaining terms in excess of 12 months.

4.	DEBT

The Company’s indebtedness is currently comprised of mortgage notes and borrowings on the line of credit, which are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties. A summary of the Company’s debt is as follows:

				Balance as of
(in thousands, except percentages)	Interest Rate	Interest Rate	Maturity Date	March 31, 2011	December 31, 2010
Line of credit (1)	2.81%	Variable	December 2013	$36,950	$—
Mortgage note	5.51%	Fixed	June 2015	3,674	—
Mortgage note (2)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	4.31%	Fixed	September 2017	29,752	29,877
Mortgage notes (3)	4.95%	Fixed	October 2020	26,437	26,535
Mortgage note (4)	4.90%	Fixed	November 2020	7,712	7,741
Mortgage note (5)	4.81%	Fixed	November 2020	41,919	—
Mortgage notes (6)	5.68%	Fixed	January 2021	53,898	54,000

Total debt				$207,902	$125,713

Gross book value of assets encumbered by mortgage notes				$384,309	$226,096

(1)	The interest rate is as of March 31, 2011 based on London Interbank Offered Rate (“LIBOR”), plus 2.50%.
(2)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR plus 2.50% and had an interest rate of 2.76% as of both March 31, 2011 and December 31, 2010. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(3)	Represents a portfolio of two mortgage notes that have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(4)	This mortgage note has a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(5)	Represents a portfolio of three mortgage notes that have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(6)	Represents a portfolio of two mortgage notes.

As of March 31, 2011, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2011	$1,750
2012	2,593
2013	39,737
2014	3,062
2015	13,119
Thereafter	147,617

Total principal payments	207,878
Unamortized premium on assumed debt	24

Total debt	$207,902

Line of Credit

On December 23, 2010, the Company entered into a $100.0 million line of credit, which matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of March 31, 2011, there was approximately $63.1 million available under the line of credit.

Debt Covenants

The Company’s mortgage notes and line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of March 31, 2011.

Derivative Instruments

The Company enters into derivative instruments for risk management purposes only. The Company currently has one derivative designated as a cash flow hedge. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company incurs.

On August 31, 2010, the Company entered into a five-year, LIBOR-based interest rate swap agreement to hedge the $7.6 million mortgage note secured by one of the Company’s properties. This derivative is designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time.

The interest rate swap has an effective date of August 31, 2010 and will expire on September 1, 2015. The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge at its inception. Accordingly, changes in fair value of the interest rate swap were recorded as a component of accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCI on the consolidated balance sheets to interest expense on the consolidated statements of operations as the interest expense is recognized on the related debt.

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest rate swap	$7,560	Other assets	$139	$82

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations for the three months ended March 31, 2011:

(in thousands)	Gain Recognized in AOCI (Effective Portion)	Location of Effective Gain Reclassified from AOCI into Income	Effective Gain Reclassified from AOCI into Income
Interest rate swap	$57	Interest expense	$26

The Company did not have any derivative instruments as of March 31, 2010. The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next twelve months.

5.	FAIR VALUE

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that the Company could realize upon settlement.

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
Assets
Derivative instrument	$—	$139	$—	$139

Total assets measured at fair value	$—	$139	$—	$139

December 31, 2010
Assets
Derivative instrument	$—	$82	$—	$82

Total assets measured at fair value	$—	$82	$—	$82

As of March 31, 2011 and December 31, 2010, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instrument. The derivative instrument is an interest rate swap. The interest rate swap is a standard cash flow hedge whose fair value is estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swap being unique and not actively traded, the fair value is classified as Level 2. See “Note 4” above for further discussion of the Company’s derivative instrument.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivative instrument	$139	$139	$82	$82

Liabilities
Line of credit	36,950	36,698	—	—
Mortgage notes	170,952	169,029	125,713	126,284

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Line of Credit. The fair value of the line of credit is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments.

Mortgage Notes. The fair value of the mortgage notes is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments.

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

6.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are excluded from net loss. Comprehensive loss consisted of:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Net loss attributable to common stockholders	$(5,464)	$(605)
Unrealized gain on derivative instruments, net	57	—

Comprehensive loss attributable to common stockholders	$(5,407)	$(605)

7.	STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the Company’s initial public offering (the “Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which (150.0 million shares) are offered to investors at a price of $10.00 per share, and 25% of which (52.6 million shares) are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years after the initial effective date of the Offering, or December 18, 2011, unless extended by the Company’s board of directors for up to an additional one year period.

As of March 31, 2011, the Company had raised gross proceeds of $262.0 million from the sale of 26.4 million shares of its common stock in the Offering, including $1.5 million from the sale of approximately 155,000 shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 176.2 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through the Company’s distribution reinvestment plan.

During the three months ended March 31, 2011, the Company had raised gross proceeds of $106.3 million from the sale of 10.7 million shares of its common stock in the Offering.

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

	For the Three Months Ended March 31,
	2011	2010 (1)
Amount declared per common share	$0.15625	$0.15625
Paid in cash	$1,818,654	$255
Reinvested in shares	1,435,880	528

Total distributions	$3,254,534	$783

Payment date	April 15, 2011	July 15, 2010

(1)	Distributions were declared for the one day, March 31, 2010, which was the day the Company broke escrow.

Redemptions

Subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of the Company’s common stock for cash. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive twelve-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

The discount from the purchase price paid for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event of the death of a stockholder, such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed.

For the three months ended March 31, 2011, the Company received one eligible redemption request related to 9,300 shares of the Company’s common stock, which the Company redeemed in full for $93,000 in April 2011 using proceeds from the sale of shares pursuant to the Company’s distribution reinvestment plan. The redemption request was due to the death of a stockholder.

8.	RELATED PARTY TRANSACTIONS

The Advisor and Its Affiliates

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on Industrial Income Advisors LLC (the “Advisor”) to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, as extended to December 16, 2011, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Dealer Manager provides dealer manager services. The Advisor and Dealer Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. For the three months ended March 31, 2011 and 2010, these fees primarily consisted of the following:

Sales Commissions. Sales commissions are payable to the Dealer Manager (all or a portion of which are reallowed to participating unaffiliated broker-dealers) and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each property acquired in the operational stage, the acquisition fee is an amount equal to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. For each property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project costs.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost, including debt, whether borrowed or assumed, and before non-cash reserves and depreciation, of each property asset within the Company’s portfolio.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended		Incurred and Payable as of
	March 31,		March 31,	December 31,
(in thousands)	2011	2010	2011	2010
Expensed:
Acquisition fees	$3,163	$—	$—	$—
Asset management fees	667	—	—	—

Total expensed	$3,830	$—	$—	$—

Additional Paid-In Capital:
Sales commissions	$6,277	$301	$397	$291
Dealer manager fees	2,664	108	153	126
Organization and offering expenses	1,844	75	107	489
Other expense reimbursements	(1,767)	21	20	150

Total adjustments to additional paid-in capital	$9,018	$505	$677	$1,056

9.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations.

10.	SUBSEQUENT EVENTS

Status of the Offering

As of May 6, 2011, the Company had raised gross proceeds of $303.2 million from the sale of 30.6 million shares of its common stock in the Offering, including $2.9 million from the sale of 0.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 172.0 million shares remained available for sale pursuant to the Offering, including 52.3 million shares available for sale through the Company’s distribution reinvestment plan.

Purchase and Sale Agreement

On May 4, 2011, the Company, through one of its subsidiaries, entered into a definitive Purchase and Sale Agreement to acquire a 100% fee interest in nine industrial buildings aggregating approximately 1.4 million square feet on 108.8 acres located in Chicago, Illinois (the “Chicago Industrial Portfolio”). The total aggregate purchase price is expected to be approximately $101.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement and completion of due diligence, the Company deposited an amount of $2.0 million into an escrow account. Pursuant to the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor. The Company plans to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Chicago Industrial Portfolio is expected to close during the second quarter of 2011. There is no assurance that the Company will be able to purchase the Chicago Industrial Portfolio, and, if the acquisition is not completed, there are circumstances under which the Company may forfeit its deposit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•

Our ability to raise substantially more than the minimum offering amount and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

OVERVIEW

General

We were formed as a Maryland corporation on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. As of March 31, 2011, we owned and managed a portfolio of 33 industrial buildings comprised of 7.0 million square feet in eight major industrial markets throughout the U.S, of which eight buildings comprised of 3.6 million square feet were acquired during the three months ended March 31, 2011.

We currently operate as and intend to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. We utilize an Umbrella Partnership Real Estate Investment Trust organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On December 18, 2009, we commenced the Offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 31, 2011, we had raised gross proceeds of $262.0 million from the sale of 26.4 million shares of our common stock in the Offering, including $1.5 million from the sale of approximately 155,000 shares of our common stock through our distribution reinvestment plan. During the three months ended March 31, 2011, the Company had raised gross proceeds of $106.3 million from the sale of 10.7 million shares of its common stock in the Offering.

As of March 31, 2011, we have used, and we intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with the Offering and a relative decrease in liquidity as proceeds from the Offering are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our loans may be used to fund investments, capital expenditures, pay distributions, and general corporate purposes. As of March 31, 2011 and December 31, 2010, the debt leverage ratio of our consolidated real estate assets (calculated as the book value of our debt to total assets) was 48.0% and 48.1%, respectively.

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

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economy has improved and continues to show signs of recovery, including seven consecutive quarters of gross domestic product (“GDP”) growth, strong trade growth as reflected in port volume, truck tonnage, and rail carload data, positive net absorption in certain markets, and improved access to capital for certain companies, though the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels. We expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. We believe market rents will trend upward as market occupancies improve. Our rentable square footage under lease was 98.8%, which excludes a vacant “value-add” property, and 97.6% as of March 31, 2011 and December 31, 2010, respectively. If economic uncertainty persists, however, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, we will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.

The industrial warehouse sector has experienced a challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. The domestic and international financial markets experienced significant disruptions in late 2007 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed interest rate loans, borrowing under our line of credit, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate swap agreements, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.

RESULTS OF OPERATIONS

	For the Three Months Ended		Increase
(in thousands, except percentages,	March 31,		(Decrease)
per share data, and number of buildings)	2011	2010	2011 vs. 2010
Revenues:
Rental revenues	$7,185	$—	$7,185	100.0%

Total revenues	7,185	—	7,185	100.0

Operating expenses:
Rental expenses	1,469	—	1,469	100.0
Organization expenses	—	1	(1)	(100.0)
Real estate-related depreciation and amortization	2,695	—	2,695	100.0
General and administrative expenses	705	604	101	16.7
Asset management fees, related party	667	—	667	100.0
Acquisition-related expenses, related party	3,163	—	3,163	100.0
Acquisition-related expenses	1,862	—	1,862	100.0

Total operating expenses	10,561	605	9,956	NM

Interest expense and other	(2,088)	—	(2,088)	(100.0)

Net loss	(5,464)	(605)	(4,859)	NM
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(5,464)	$(605)	$(4,859)	NM %

Weighted-average shares outstanding	20,831	25	20,806	NM

Net loss per common share - basic and diluted	$(0.26)	$(24.22)	$23.96	NM %

Number of industrial buildings	33	—	33	100.0%
Total rentable square feet	7,026	—	7,026	100.0%

NM = Not meaningful

During the three months ended March 31, 2010, we had not yet commenced operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010, in connection with the acquisition of our first property.

During the three months ended March 31, 2011, we acquired eight industrial buildings comprised of 3.6 million square feet for an aggregate purchase price of $158.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded the acquisitions with net proceeds from the Offering and debt financings. These acquisitions are consistent with our investment strategy. Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of properties acquired during 2010 and the first quarter of March 31, 2011 and as a result of the additive effect of anticipated future acquisitions of industrial properties.

How We Measure Our Performance

We believe that Funds from Operations (“FFO”) and Company-Defined FFO, in addition to net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our operating performance. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

Company-Defined FFO. Similar to FFO, Company-Defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes one-time acquisition-related costs, including acquisition fees paid to the Advisor. The Company is currently in the acquisition phase of its life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once the Company’s acquisition phase is complete. We use Company-Defined FFO to, among other things: (i) evaluate the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine exit strategies. We believe our stockholders are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist our stockholders in evaluating the potential performance of the portfolio after the completion of the acquisition phase.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Net loss	$(5,464)	$(605)

Net loss per common share	$(0.26)	$(24.22)

Reconciliation of net loss to FFO:
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	2,695	—

FFO	$(2,769)	$(605)

FFO per common share	$(0.13)	NM

Reconciliation of FFO to Company-Defined FFO:
FFO	$(2,769)	$(605)
Add (deduct) Company adjustments:
Acquisition costs	5,025	—

Company-Defined FFO	$2,256	$(605)

Company-Defined FFO per common share	$0.11	NM

Weighted-average shares outstanding	20,831	25

NM = Not meaningful

The SEC declared our initial registration statement for the Offering effective on December 19, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. As such, we believe the aggregate FFO loss of $2.7 million, or $0.13 per share, for the three months ended March 31, 2011 as compared to the aggregate distributions declared of $3.3 million, or $0.15625 per share, for the three months ended March 31, 2011, is not indicative of future performance. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds during the short- and long-term is and will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from the Offering; debt financings; and cash flows generated by our real estate operations. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from cash flows from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through debt financings. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the Investment Committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our cash on hand, cash flows from operations, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Total cash provided by (used in):
Operating activities	$(966)	$(61)
Investing activities	(152,976)	—
Financing activities	170,437	4,307

Net increase in cash	$16,495	$4,246

Cash used in operating activities increased by $0.9 million as compared to the prior period due to increases in acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing an operating portfolio of 33 industrial buildings comprised of 7.0 million square feet as of March 31, 2011. We did not own any buildings as of March 31, 2010.

Cash used in investing activities increased by $153.0 million as compared to the prior period primarily due to the acquisition of eight industrial buildings aggregating 3.6 million square feet during the three months ended March 31, 2011.

Cash provided by financing activities increased $166.1 million as compared to the prior period as a result of us raising proceeds from the Offering as well as mortgage note financings and borrowings under our line of credit in connection with our acquisitions.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. On December 23, 2010, we entered into a $100.0 million line of credit agreement, which matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of March 31, 2011, the Company had $36.9 million outstanding under the line of credit with an interest rate of 2.81%; approximately $63.1 million remained available.

Debt Financing. As of March 31, 2011, we had entered into financing agreements for borrowings of $208.5 million, of which $207.9 million was outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, with varying terms and interest rates ranging from 4.16%, which reflects the effect of an interest rate swap agreement, to 5.68%. Refer to “Note 4 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the debt financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings on our line of credit. We were in compliance with all debt covenants as of March 31, 2011.

Offering Proceeds. As of March 31, 2011, the gross proceeds raised from the Offering were $262.0 million ($234.7 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a quarterly basis. Until the net proceeds from the Offering are fully invested and from time to time thereafter, we may not generate sufficient Company-Defined FFO to fully cover distributions. Distributions have been paid from sources other than cash flows from operations, such as cash flows from financing activities, which include net proceeds of the Offering and borrowings (including borrowings secured by our assets). Some or all of our future distributions may be paid from sources such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets) and sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. On February 24, 2011, our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the second quarter of 2011.

Our long-term goal is to cover the payment of quarterly distributions to investors entirely with our Company-Defined FFO. There can be no assurances that we will achieve this goal or that the current distribution rate will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities to pay distributions, which if insufficient could negatively impact our ability to pay distributions or may erode the net asset value.

The following table provides information relating to our distributions and outlines the GAAP sources of funds used to pay cash distributions:

	For the Three Months Ended March 31,
	2011	2010 (1)
Amount declared per common share	$0.15625	$0.15625
Paid in cash	$1,818,654	$255
Reinvested in shares	1,435,880	528

Total distributions	$3,254,534	$783

Payment date	April 15, 2011	July 15, 2010
Source of distributions paid in cash:
Provided by financing activities (2)	$1,818,654	$783
Provided by operating activities	—	—

Total distributions paid in cash	$1,818,654	$783

(1)	Distributions were declared for the one day, March 31, 2010, which was the day we broke escrow.
(2)	For the three months ended March 31, 2011, all cash distributions provided by financing activities were funded through proceeds from our debt financings. For the three months ended March 31, 2010, all cash distributions provided by financing activities were funded through offering proceeds. See the FFO and Company-Defined FFO table above in “How We Measure Our Performance.”

Refer to “Note 7 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2011, we received one eligible redemption request related to 9,300 shares of our common stock, which we redeemed in full for $93,000 using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The redemption request was due to the death of a stockholder. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of the Offering

As of May 6, 2011, we had raised gross proceeds of $303.2 million from the sale of 30.6 million shares of our common stock in the Offering, including $2.9 million from the sale of 0.3 shares of our common stock through our distribution reinvestment plan. As of that date, 172.0 million shares remained available for sale pursuant to the Offering, including 52.3 million shares available for sale through our distribution reinvestment plan.

Purchase and Sale Agreement

On May 4, 2011, we, through one of our subsidiaries, entered into a definitive Purchase and Sale Agreement to acquire a 100% fee interest in nine industrial buildings aggregating approximately 1.4 million square feet on 108.8 acres located in Chicago, Illinois (the “Chicago Industrial Portfolio”). The total aggregate purchase price is expected to be approximately $101.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement and completion of due diligence, we deposited an amount of $2.0 million into an escrow account. Pursuant to the Advisory Agreement, we expect to pay an acquisition fee to the Advisor. We plan to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Chicago Industrial Portfolio is expected to close during the second quarter of 2011. There is no assurance that we will be able to purchase the Chicago Industrial Portfolio, and, if the acquisition is not completed, there are circumstances under which we may forfeit our deposit.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2010, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011 (“2010 Form 10-K”). Except as otherwise disclosed in “Note 4 of Notes to Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there have been no recently issued accounting standards that would have a material impact on our consolidated financial statements, or apply to our operations.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, our critical accounting estimates have not changed from those described in our 2010 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of March 31, 2011, our debt instruments were comprised of mortgage notes and borrowings under our line of credit.

Fixed Interest Rate Debt. As of March 31, 2011, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 82.2% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed interest rate debt. As of March 31, 2011, the fair value and carrying value of our fixed rate debt was $169.0 million and $171.0 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of March 31, 2011, variable interest rate debt represented 17.8% of our total debt and consisted of borrowings under our line of credit. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $37.0 million of aggregate borrowings. A hypothetical 10% change in the interest rates on the outstanding balance of our variable interest rate debt as of March 31, 2011 would change our annual interest expense by approximately $104,000.

Derivative Instruments. We currently have one interest rate swap agreement that effectively converted one of our variable interest rate mortgage notes of $7.6 million to a fixed interest rate mortgage note for the full term. See “Note 4 of Notes to Consolidated Financial Statements” for more information concerning our derivative instrument.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the additional or revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2010 Form 10-K.

RISKS RELATED TO INVESTMENTS IN PROPERTY

Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investment.

Our investments in value-add properties or other types of discounted properties, may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on our stockholders’ investment.

RISKS ASSOCIATED WITH DEBT FINANCING

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders and to otherwise achieve our objectives.

When providing financing, lenders have imposed and may in the future impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we have entered into contain and future agreements may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, make distributions under certain circumstances, or replace the advisor as the Advisor. In addition, loan agreements limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. Financing agreements may require us to covenant to raise significant new offering proceeds on an ongoing basis. The ability to raise such proceeds depends on the success of our Dealer Manager and on the broker dealers who are selling our shares and is not in our control. Any failure to raise such proceeds could result in restrictions that affect our distributions and operating policies, a potential default, and the acceleration of the repayment of the debt under such financing agreement. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, such arrangements may adversely affect our ability to make investments and operate our business.

We may enter into financing arrangements that require us to use and pledge future proceeds from the Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

As of March 31, 2011, we had raised gross proceeds of $262.0 million from the sale of 26.4 million shares of our common stock in the Offering, including $1.5 million from the sale of approximately 155,000 shares of our common stock through our distribution reinvestment plan. As of that date, 176.2 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan.

The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	Period of Inception (May 19, 2009) through March 31, 2011
Sales commissions	$16,183
Dealer manager fees	6,567
Organization and offering expenses	4,569

Total direct selling costs	$27,319

Offering proceeds, net of direct selling costs	$234,727

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

As of March 31, 2011, we have acquired 33 industrial buildings comprised of 7.0 million square feet for an aggregate purchase price of $384.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded the acquisitions with net proceeds from the Offering and debt financings.

On July 15, 2010, cash distributions of $121,120 for the first and second quarters of 2010 were funded through offering proceeds.

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

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of Operating Partnership Units (“OP Units”) who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed. Our board of directors reserves the right in its sole discretion at any time and from time to time to waive the one-year holding period and either of the Redemption Caps (as defined below) in the event of the disability (as defined in the Internal Revenue Code of 1986, as amended) of a stockholder; reject any request for redemption for any reason; or reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) 1/4th of five percent of the number of shares of common stock outstanding, measured as of the same date in the prior calendar year and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding calendar quarter, which may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem in excess of five percent of the shares outstanding, measured as of the same date in the prior calendar year (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, debt related or other investments, or redemption of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock in any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued by SEC staff that would allow such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain the necessary no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors may determine to modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If our board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

For the three months ended March 31, 2011, we received one eligible redemption request related to 9,300 shares of our common stock, which we redeemed in full for $93,000 in April 2011 using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The redemption request was due to the death of a stockholder. The table below summarizes the redemption activity:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2011	—	$—	—	—
February 28, 2011	—	—	—	—
March 31, 2011	9,300	10.00	9,300	—

Total	9,300	$10.00	9,300	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 13, 2011	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

May 13, 2011	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Form of Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the Issuer’s Prospectus filed pursuant to Rule 424(b)(3) with the SEC on September 14, 2010.

4.2	Amended and Restated Share Redemption Program dated June 16, 2010. Incorporated by reference to Exhibit 4.2 to the Issuer’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.1	Loan Agreement, dated as of January 27, 2011, by and between IIT Hagerstown Distribution Center LLC and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.38 to Post-effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011 (“Post-effective Amendment No. 3”).

10.2	Purchase Money Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Hagerstown Distribution Center LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.39 to Post-effective Amendment No. 3.

10.3	Promissory Note issued by IIT Hagerstown Distribution Center LLC to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.40 to Post-effective Amendment No. 3.

10.4	Indemnity Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Hagerstown Distribution Center LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.41 to Post-effective Amendment No. 3.

10.5	Loan Agreement, dated as of January 27, 2011, by and between IIT Tampa—4410 Eagle Falls Place LLC and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.42 to Post-effective Amendment No. 3.

10.6	Mortgage, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Tampa—4410 Eagle Falls Place LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.43 to Post-effective Amendment No. 3.

10.7	Promissory Note issued by IIT Tampa—4410 Eagle Falls Place LLC to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.44 to Post-effective Amendment No. 3.

10.8	Mortgage, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Tampa—4410 Eagle Falls Place LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.45 to Post-effective Amendment No. 3.

10.9	Loan Agreement, dated as of January 27, 2011, by and between IIT Dallas—3737 & 4024 Rock Quarry Road LP and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.46 to Post-effective Amendment No. 3.

10.10	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Dallas—3737 & 4024 Rock Quarry Road LP for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.47 to Post-effective Amendment No. 3.

10.11	Promissory Note issued by IIT Dallas—3737 & 4024 Rock Quarry Road LP to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.48 to Post-effective Amendment No. 3.

10.12	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Dallas—3737 & 4024 Rock Quarry Road LP for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.49 to Post-effective Amendment No. 3.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.