Form 10-Q
period 2011-06-30
Industrial Income Trust Inc.
filed 2011-08-11
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(303) 228-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2011, there were 41,748,220 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Land	$135,240	$68,823
Building and improvements	438,471	132,618
Intangible lease assets	81,938	25,884
Construction in progress	1,049	—

Total investment in properties	656,698	227,325
Less accumulated depreciation and amortization	(8,703)	(1,771)

Net investment in properties	647,995	225,554
Cash and cash equivalents	18,951	27,634
Restricted cash	903	7
Straight-line rent and accounts receivable	1,629	366
Note receivable	4,600	—
Deferred acquisition costs	1,065	2,289
Deferred financing costs, net	3,767	2,114
Other assets	5,582	3,207

Total assets	$684,492	$261,171

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$6,028	$1,601
Debt	368,641	125,713
Tenant prepaids and security deposits	3,718	1,139
Due to affiliates	6,651	6,852
Distributions payable	4,969	1,786
Intangible lease liabilities, net	681	1,166
Other liabilities	25	14

Total liabilities	390,713	138,271

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 37,306 and 15,697 shares issued and outstanding, respectively	373	157
Additional paid-in capital	326,221	134,474
Accumulated deficit	(32,792)	(11,814)
Accumulated other comprehensive (loss) income	(24)	82

Total stockholders’ equity	293,778	122,899
Noncontrolling interests	1	1

Total equity	293,779	122,900

Total liabilities and equity	$684,492	$261,171

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Rental revenues	$9,965	$—	$17,150	$—

Total revenues	9,965	—	17,150	—

Operating expenses:
Rental expenses	2,173	—	3,642	—
Organization expenses	—	1	—	2
Real estate-related depreciation and amortization	3,630	—	6,325	—
General and administrative expenses	902	257	1,607	861
Asset management fees, related party	984	8	1,651	8
Acquisition-related expenses, related party	3,905	252	7,068	252
Acquisition-related expenses	2,799	93	4,661	93

Total operating expenses	14,393	611	24,954	1,216

Interest (expense) income and other	(2,862)	4	(4,950)	4

Net loss	(7,290)	(607)	(12,754)	(1,212)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(7,290)	$(607)	$(12,754)	$(1,212)

Weighted-average shares outstanding	31,801	1,922	26,346	979

Net loss per common share - basic and diluted	$(0.23)	$(0.32)	$(0.48)	$(1.24)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity					Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
(in thousands)	Shares	Amount
Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900
Net loss	—	—	—	(12,754)	—	—	(12,754)
Unrealized loss on derivative instruments, net	—	—	—	—	(106)	—	(106)
Issuance of common stock	21,631	216	214,001	—	—	—	214,217
Offering costs for issuance of common stock	—	—	(22,031)	—	—	—	(22,031)
Redemptions of common stock	(22)	—	(223)	—	—	—	(223)
Distributions to stockholders	—	—	—	(8,224)	—	—	(8,224)

Balance as of June 30, 2011	37,306	$373	$326,221	$(32,792)	$(24)	$1	$293,779

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2011	2010
Operating activities:
Net loss	$(12,754)	$(1,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	6,325	—
Straight-line rent and amortization of above- and below-market leases	(528)	—
Amortization of financing costs and other	299	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(324)	(202)
Accounts payable and other liabilities	2,263	149
Due to affiliates, exclusive of offering costs for issuance of common stock	(498)	72
Accrued acquisition costs	65	53

Net cash used in operating activities	(5,152)	(1,140)

Investing activities:
Real estate acquisitions	(418,373)	(11,000)
Acquisition deposits	(1,065)	—
Additions to real estate	(1,313)	—
Notes receivable	(4,600)	—
Change in restricted cash	(896)	(1,600)
Purchases of office equipment	(81)	—

Net cash used in investing activities	(426,328)	(12,600)

Financing activities:
Proceeds from issuance of mortgage notes	183,992	—
Repayments of mortgage notes	(1,065)	—
Proceeds from line of credit	56,300	—
Financing costs paid	(1,848)	—
Proceeds from issuance of common stock	210,134	36,449
Offering costs for issuance of common stock	(21,732)	(3,263)
Distributions paid to common stockholders	(2,761)	—
Redemptions of common stock	(223)	—

Net cash provided by financing activities	422,797	33,186

Net (decrease) increase in cash and cash equivalents	(8,683)	19,446
Cash and cash equivalents, at beginning of period	27,634	186

Cash and cash equivalents, at end of period	$18,951	$19,632

Supplemental disclosure of cash flow information:
Interest paid	$4,249	$—

Supplemental disclosure of noncash items:
Deferred offering costs paid by an affiliate	$—	$3,487
Offering proceeds due from transfer agent	2,552	448
Mortgage note assumed on real estate acquisition	3,679	—
Increase in accrued offering costs	4,612	205
Acquisition deposits applied to real estate acquisitions	2,289	—
Distributions reinvested in common stock	2,280	—

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

Recently Issued Accounting Standards. In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for the Company’s quarter ending March 31, 2012. The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position, or liquidity.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial statements, or do not apply to its operations.

2.	ACQUISITIONS

The Company acquired 100% of the following acquisitions during the six months ended June 30, 2011:

				Intangibles
(dollars in thousands)	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (2)
Rock Quarry 1 & 2	January 19, 2011	$3,106	$19,625	$2,727	$300	$(83)	$25,675
Eagle Falls Distribution Center	January 19, 2011	1,004	6,819	1,218	1,609	—	10,650
Hagerstown Distribution Center	January 27, 2011	5,926	30,154	5,193	—	(123)	41,150
Regional Distribution Portfolio	June 17, 2011	11,788	89,563	9,775	742	(68)	111,800
Chicago Industrial Portfolio	June 24, 2011	10,539	63,143	5,400	1,532	(74)	80,540
Commerce Park Portfolio	June 29, 2011	10,662	18,474	4,802	105	(45)	33,998
Other acquisitions (1)	Various	23,392	80,410	17,962	2,862	(30)	124,596

Total		$66,417	$308,188	$47,077	$7,150	$(423)	$428,409

(1)	Consists of seven individually non-material acquisitions.
(2)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011. Total purchase price equals the amount paid, plus any debt assumed.

Intangible lease assets and above- and below-market lease assets and liabilities are all amortized over the remaining lease terms. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
Rock Quarry 1 & 2	5.1
Eagle Falls Distribution Center	8.1
Hagerstown Distribution Center	5.5
Regional Distribution Portfolio	12.2
Chicago Industrial Portfolio	3.8
Commerce Park Portfolio	1.4
Other acquisitions	6.8

Pro Forma Financial Information

The revenue and net loss from the acquired properties included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011, and the revenue and net loss of the combined entities had the acquisition dates been January 1, 2010 are presented in the table below. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisition been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Actual:
Total revenues	$1,061	$—	$5,800	$—

Net loss	$(2,211)	$—	$(3,206)	$—

Pro forma:
Total revenues (1)	$5,987	$8,715	$18,793	$18,276

Net loss (2)	$(733)	$(939)	$(872)	$(6,331)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.17)

Weighted-average shares outstanding (3)	37,306	37,306	37,306	37,306

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental revenue of $4.9 million and $8.7 million for the three months ended June 30, 2011 and 2010, respectively, and $13.0 million and $18.3 million for the six months ended June 30, 2011 and 2010, respectively.
(2)	For the three and six months ended June 30, 2011, the pro forma net loss was adjusted to exclude acquisition-related expenses of $2.6 million and $4.4 million, respectively. For the three months ended June 30, 2010, there were no adjustments for acquisition-related expenses. For the six months ended June 30, 2010, the pro forma net loss was adjusted to include acquisition-related expenses of $4.4 million.
(3)	The pro forma weighted-average shares outstanding for the three and six months ended June 30, 2011 and 2010 was calculated as if all shares outstanding as of June 30, 2011 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of June 30, 2011, the Company owned and managed a portfolio of 63 industrial buildings comprised of 11.6 million square feet in 11 major industrial markets throughout the U.S.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2011			December 31, 2010
(dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$70,679	$(4,587)	$66,092	$23,601	$(986)	$22,615
Above-market lease assets (1)	11,259	(801)	10,458	2,283	(193)	2,090
Below-market lease liabilities (1)	(858)	177	(681)	(1,229)	63	(1,166)

(1)	As of June 30, 2011, the Company recorded a measurement period adjustment to reflect changes in the estimated fair value of the Company’s above- and below-market lease assets and liabilities as a result of finalizing the purchase price allocation for one of the Company’s previous acquisitions. The adjustment recorded was an increase of $1.8 million to above-market lease assets and an increase of $0.8 million to below-market lease liabilities.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2011, for the next five years and thereafter:

	Estimated Net Amortization
(dollars in thousands)	Intangible Lease Assets	Above- and Below- Market Leases
Remainder of 2011	$8,247	$1,291
2012	14,032	2,558
2013	9,914	1,521
2014	7,698	1,042
2015	6,835	934
Thereafter	19,366	2,431

Total	$66,092	$9,777

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its tenants under the terms of non-cancelable operating leases in effect as of June 30, 2011, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

(dollars in thousands)	Future Minimum Base Rental Payments
Remainder of 2011	$21,169
2012	45,372
2013	41,240
2014	37,060
2015	34,300
Thereafter	145,723

Total	$324,864

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$584	$—	$1,022	$—
Above-market lease asset amortization	(346)	—	(608)	—
Below-market lease liability amortization	59	—	114	—

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$1,550	$—	$2,724	$—
Intangible lease asset amortization	2,080	—	3,601	—

Concentration of Credit Risk

Concentration of credit risk with respect to future rental revenue and accounts receivable currently exists due to the low number of tenants currently comprising the Company’s rental revenue. As of June 30, 2011, three of the Company’s 150 tenants accounted for more than five percent of the Company’s total annualized base rent, as follows:

Tenant	Market	Percent of Annualized Base Rent (1)	Percent of Occupied Square Feet
Hanesbrands Inc.	Southern California	12.4%	11.3%
Home Depot U.S.A. Inc.	Baltimore	6.8%	7.1%
Solo Cup Company	Atlanta	6.4%	11.3%

(1)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the respective lease as of June 30, 2011, multiplied by 12. There are no free rent concessions under the remaining terms of the leases, all of which have remaining terms in excess of 12 months.

4.	DEBT

The Company’s indebtedness as of June 30, 2011 was comprised of mortgage notes and borrowings on the line of credit, which are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties. A summary of the Company’s debt is as follows:

				Balance as of
(dollars in thousands)	Interest Rate	Interest Rate	Maturity Date	June 30, 2011	December 31, 2010
Line of credit (1)	2.76%	Variable	December 2013	$56,300	$—
Mortgage note	5.51%	Fixed	June 2015	3,629	—
Mortgage note (2)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	4.31%	Fixed	September 2017	29,627	29,877
Mortgage notes (3)	4.45%	Fixed	June 2018	32,000	—
Mortgage notes (4)	4.95%	Fixed	October 2020	26,338	26,535
Mortgage note (5)	4.90%	Fixed	November 2020	7,683	7,741
Mortgage note (6)	4.81%	Fixed	November 2020	41,737	—
Mortgage notes (7)	5.68%	Fixed	January 2021	53,767	54,000
Mortgage notes (8)	4.70%	Fixed	July 2021	110,000	—

Total debt				$368,641	$125,713

Gross book value of assets encumbered by mortgage notes				$655,840	$226,096

(1)	The interest rate is as of June 30, 2011, and is based on London Interbank Offered Rate (“LIBOR”), plus 2.50%.
(2)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.69% and 2.76% as of June 30, 2011 and December 31, 2010, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(3)	Represents a portfolio of five mortgage notes that have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(4)	Represents a portfolio of two mortgage notes that have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(5)	This mortgage note has a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(6)	Represents a portfolio of three mortgage notes that have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(7)	Represents a portfolio of two mortgage notes.
(8)	Represents a portfolio of six mortgage notes.

As of June 30, 2011, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(dollars in thousands)	Amount
Remainder of 2011	$1,141
2012	2,598
2013	59,092
2014	3,324
2015	13,651
Thereafter	288,813

Total principal payments	368,619
Unamortized premium on assumed debt	22

Total debt	$368,641

Lines of Credit

On June 8, 2011, the Company entered into a revolving credit agreement for an initial aggregate amount of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of June 30, 2011, there were no amounts outstanding under the revolving credit agreement.

On December 23, 2010, the Company entered into a line of credit agreement for an initial aggregate amount of $100.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013 and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of June 30, 2011, there was approximately $43.7 million available under the line of credit.

Debt Covenants

The Company’s mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of June 30, 2011.

Derivative Instruments

The Company enters into derivative instruments for risk management purposes only. The Company currently has one derivative designated as a cash flow hedge, which the Company uses to manage its exposure to fluctuations in interest rates. By using such instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company incurs.

On August 31, 2010, the Company entered into a five-year, LIBOR-based interest rate swap agreement to hedge the interest rate on the $7.6 million mortgage note secured by one of the Company’s properties. The interest rate swap has an effective date of August 31, 2010 and will expire on September 1, 2015. The Company entered into the interest rate swap to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time, with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments. Accordingly, changes in fair value of the interest rate swap were recorded as a component of accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCI on the consolidated balance sheets to interest expense on the consolidated statements of operations as the interest expense is recognized on the related debt.

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
(dollars in thousands)	Notional Amount	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate swap	$7,560	(Other liabilities) / Other assets	$(24)	$82

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations:

(dollars in thousands)	Loss Recognized in AOCI (Effective Portion)	Location of Effective Gain Reclassified from AOCI into Income	Effective Gain Reclassified from AOCI into Income
Three Months Ended June 30, 2011
Interest rate swap	$(163)	Interest expense	$27

Six Months Ended June 30, 2011
Interest rate swap	$(106)	Interest expense	$53

The Company did not have any derivative instruments as of June 30, 2010. The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2011
Liabilities
Derivative instrument	$—	$24	$—	$24

Total liabilities measured at fair value	$—	$24	$—	$24

December 31, 2010
Assets
Derivative instrument	$—	$82	$—	$82

Total assets measured at fair value	$—	$82	$—	$82

As of June 30, 2011 and December 31, 2010, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Note receivable	$4,600	$4,600	$—	$—
Derivative instrument	—	—	82	82

Liabilities
Line of credit	56,300	56,736	—	—
Mortgage notes	312,341	311,018	125,713	126,284
Derivative instrument	24	24	—	—

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Note Receivable. The Company entered into the note receivable during the three months ended June 30, 2011. As such, the fair value of the note receivable approximated its carrying value. Amounts outstanding and accrued interest on the note receivable are due on June 1, 2013.

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

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are excluded from net loss. Comprehensive loss consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net loss attributable to common stockholders	$(7,290)	$(607)	$(12,754)	$(1,212)
Unrealized loss on derivative instruments, net	(163)	—	(106)	—

Comprehensive loss attributable to common stockholders	$(7,453)	$(607)	$(12,860)	$(1,212)

7.	STOCKHOLDERS’ EQUITY

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

As of June 30, 2011, the Company had raised gross proceeds of $369.7 million from the sale of 37.3 million shares of its common stock in the Offering, including $2.9 million from the sale of 0.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 165.3 million shares remained available for sale pursuant to the Offering, including 52.3 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2011
March 31, 2011	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534
June 30, 2011	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983

Total			$4,614,365	$3,609,152	$8,223,517

2010
March 31, 2010 (1)	July 15, 2010	$0.15625	$255	528	$783
June 30, 2010	July 15, 2010	$0.15625	120,865	179,420	300,285
September 30, 2010	October 15, 2010	$0.15625	400,584	449,762	850,346
December 31, 2010	January 18, 2011	$0.15625	941,979	843,861	1,785,840

Total			$1,463,683	$1,473,571	$2,937,254

(1)	Distributions were declared for the one day, March 31, 2010, which was the day the Company broke escrow.

Redemptions

Subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of the Company’s common stock for cash. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

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

For the six months ended June 30, 2011, the Company received eligible redemption requests related to 22,300 shares of the Company’s common stock, which the Company redeemed in full at $10.00 per share for an aggregate amount of $223,000 using proceeds from the sale of shares pursuant to the Company’s distribution reinvestment plan. The redemption requests were due to the death of the respective stockholders.

8.	RELATED PARTY TRANSACTIONS

The Advisor and Its Affiliates

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on Industrial Income Advisors LLC (the “Advisor”) to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, as extended to December 16, 2011, by and among the Company, Industrial Income Operating Partnership

LP (the “Operating Partnership”), and the Advisor. The Dealer Manager provides dealer manager services. The Advisor and Dealer Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. For the three and six months ended June 30, 2011 and 2010, these fees primarily consisted of the following:

Sales Commissions. Sales commissions are payable to the Dealer Manager (all or a portion of which are reallowed to participating unaffiliated broker-dealers) and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each property acquired in the operational stage, the acquisition fee is an amount equal to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. The Company reached the $500.0 million aggregate investment threshold during the three months ended June 30, 2011. Accordingly, certain of the acquisition fees incurred during the three months ended June 30, 2011 were incurred at the 1.0% rate. For each property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project costs.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Incurred and Payable as of
					June 30, 2011	December 31, 2010
(dollars in thousands)	2011	2010	2011	2010
Expensed:
Acquisition fees	$3,905	$252	$7,068	$252	$—	$—
Asset management fees	984	8	1,651	8	—	—

Total expensed	$4,889	$260	$8,719	$260	$—	$—

Additional Paid-In Capital:
Sales commissions	$6,729	$2,210	$13,006	$2,512	$587	$291
Dealer manager fees	2,684	817	5,348	924	213	126
Organization and offering expenses	1,943	570	3,787	646	149	489
Other (repayments) expenses	(1,911)	42	(3,678)	63	44	150

Total adjustments to additional paid-in capital	$9,445	$3,639	$18,463	$4,145	$993	$1,056

9.	COMMITMENTS AND CONTINGENCIES

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

Status of the Offering

As of August 4, 2011, the Company had raised gross proceeds of $413.5 million from the sale of 41.7 million shares of its common stock in the Offering, including $5.1 million from the sale of 0.5 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 160.9 million shares remained available for sale pursuant to the Offering, including 52.1 million shares available for sale through the Company’s distribution reinvestment plan.

Completed Acquisitions

Below is a description of a significant acquisition that was completed subsequent to June 30, 2011:

Chicago Industrial Portfolio. On May 4, 2011, the Company entered into a definitive agreement to acquire a 100% fee interest in nine industrial buildings aggregating approximately 1.4 million square feet on 108.8 acres located in Chicago, Illinois (the “Chicago Industrial Portfolio”). In June 2011, the Company, through one of its wholly-owned subsidiaries, had completed the acquisition of six of the nine industrial buildings of the Chicago Industrial Portfolio. On August 4, 2011, the Company, through one of its wholly-owned subsidiaries, completed the acquisition of one of the three remaining industrial buildings in the Chicago Industrial Portfolio, aggregating approximately 82,000 square feet on 4.5 acres. The total purchase price for this building was $6.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, the Company paid an acquisition fee of approximately $64,000 to the Advisor, equal to 1.0% of the purchase price. The allocation of the purchase price for this building has not been completed as of the date of this report and will be based on the Company’s estimate of the fair value based on all available information. The allocation of the purchase price for this building will be finalized during 2011. The Company expects to complete the acquisition of the remaining two buildings of the Chicago Industrial Portfolio during the third quarter of 2011, although there can be no assurance that the Company will complete the acquisition of the remainder of the portfolio.

Acquisitions Under Contract

Below is a description of the significant acquisition that was under contract subsequent to June 30, 2011:

Interstate Industrial Portfolio. On July 1, 2011, the Company, through one of its subsidiaries, entered into a purchase and sale agreement to acquire a 100% fee interest in 12 industrial buildings aggregating approximately 3.5 million square feet. These buildings are located in Moreno Valley, California; Bedford Park, Illinois; Arlington, Texas; Farmers Branch, Texas; and Garland, Texas (the “Interstate Industrial Portfolio”). The Interstate Industrial Portfolio is approximately 98% leased to 16 tenants with an average remaining lease term (based on square feet) of 4.7 years. The total aggregate purchase price is expected to be approximately $195.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The acquisition of the Interstate Industrial Portfolio is expected to close during the third quarter of 2011, but there can be no assurance the acquisition will be completed. If the acquisition is not completed, there are circumstances under which the Company may forfeit the $5.0 million it has deposited in connection with the acquisition.

Follow-On Offering

On July 1, 2011, the Company filed a registration statement on Form S-11 with the SEC in connection with the proposed offering of up to $2.0 billion in shares of common stock, including $500.0 million in shares which the Company expects will be offered to participants in its distribution reinvestment plan (the “Follow-On Offering”). The Company expects that the Follow-On Offering will commence on or around the date on which the Company’s current Offering terminates. As of the date of this Quarterly Report on Form 10-Q, the registration statement has not been declared effective by the SEC.

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

OVERVIEW

General

We were formed as a Maryland corporation on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. As of June 30, 2011, we owned and managed a portfolio of 63 industrial buildings comprised of 11.6 million square feet with 150 tenants in 11 major industrial markets throughout the U.S, of which 30 buildings comprised of 4.5 million square feet were acquired during the three months ended June 30, 2011.

We believe we have operated in such a manner as to qualify, and we intend to elect to be treated, as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. We utilize an Umbrella Partnership Real Estate Investment Trust organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On December 18, 2009, we commenced the Offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of June 30, 2011, we had raised gross proceeds of $369.7 million from the sale of 37.3 million shares of our common stock in the Offering, including $2.9 million from the sale of 0.3 million shares of our common stock through our distribution reinvestment plan.

As of June 30, 2011, we have used, and we intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with the Offering and a relative decrease in liquidity as proceeds from the Offering are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our loans may be used to fund investments, capital expenditures, pay distributions, and general corporate purposes. As of June 30, 2011 and December 31, 2010, the debt leverage ratio of our consolidated real estate assets (calculated as the book value of our debt to total assets) was 53.9% and 48.1%, respectively.

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

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economic environment has improved over the past two years, including: (i) eight consecutive quarters of gross domestic product (“GDP”) growth; (ii) strong trade growth as reflected in port volume, truck tonnage, and rail carload data; (iii) positive net absorption in certain markets; and (iv) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. We believe market rents will trend upward as market occupancies improve. Our rentable square footage under lease, excluding our “value-add” properties, was 98.2% and 97.6% as of June 30, 2011 and December 31, 2010, respectively. If economic uncertainty persists, however, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, we will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.

The industrial warehouse sector has experienced a challenging leasing environment with increased leasing costs and lower rental rates due to the competitive markets. The domestic and international financial markets experienced significant disruptions in late 2007 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending environment by considering various lending sources, including the securitization of debt, utilizing fixed interest rate loans, borrowing under our lines of credit, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate swap agreements, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			2011 vs. 2010				2011 vs. 2010
Revenues:
Rental revenues	$9,965	$—	$9,965	100.0%	$17,150	$—	$17,150	100.0%

Total revenues	9,965	—	9,965	100.0	17,150	—	17,150	100.0

Operating expenses:
Rental expenses	2,173	—	2,173	100.0	3,642	—	3,642	100.0
Organization expenses	—	1	(1)	(100.0)	—	2	(2)	(100.0)
Real estate-realated depreciation and amortization	3,630	—	3,630	100.0	6,325	—	6,325	100.0
General and administrative expenses	902	257	645	NM	1,607	861	746	86.6
Asset management fees, related party	984	8	976	NM	1,651	8	1,643	NM
Acquisition-related expenses, related party	3,905	252	3,653	NM	7,068	252	6,816	NM
Acquisition-related expenses	2,799	93	2,706	NM	4,661	93	4,568	NM

Total operating expenses	14,393	611	13,782	NM	24,954	1,216	23,738	NM

Interest (expense) income and other	(2,862)	4	(2,866)	NM	(4,950)	4	(4,954)	NM

Net loss	(7,290)	(607)	(6,683)	NM	(12,754)	(1,212)	(11,542)	NM
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—

Net loss attributable to common stockholders	$(7,290)	$(607)	$(6,683)	NM %	$(12,754)	$(1,212)	$(11,542)	NM %

Weighted-average shares outstanding	31,801	1,922	29,879	NM	26,346	979	25,367	NM

Net loss per common share - basic and diluted	$(0.23)	$(0.32)	$0.09	28.1%	$(0.48)	$(1.24)	$0.76	61.3%

NM = Not meaningful

The SEC declared the registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010, in connection with the acquisition of our first property. As a result, we had no material results of operations for the three and six months ended June 30, 2010.

As of June 30, 2011, we owned and managed a portfolio of 63 industrial buildings comprised of 11.6 million square feet. For the six months ended June 30, 2011, we acquired 38 industrial buildings comprised of 8.2 million square feet for an aggregate purchase price of $428.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, of which 30 industrial buildings comprised of 4.5 million square feet for an aggregate purchase price of $270.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, were acquired during the three months ended June 30, 2011. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from the Offering and debt financings. Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of properties acquired during 2010 and the first half of 2011 and as a result of the additive effect of anticipated future acquisitions of industrial properties.

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

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Net loss	$(7,290)	$(607)	$(12,754)	$(1,212)

Net loss per common share	$(0.23)	$(0.32)	$(0.48)	$(1.24)

Reconciliation of net loss to FFO:
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	3,630	—	6,325	—

FFO	$(3,660)	$(607)	$(6,429)	$(1,212)

FFO per common share	$(0.12)	$(0.32)	$(0.24)	$(1.24)

Reconciliation of FFO to Company-Defined FFO:
FFO	$(3,660)	$(607)	$(6,429)	$(1,212)
Add (deduct) Company adjustments:
Acquisition costs	6,704	345	11,729	345

Company-Defined FFO	$3,044	$(262)	$5,300	$(867)

Company-Defined FFO per common share	$0.10	$(0.14)	$0.20	$(0.89)

Weighted-average shares outstanding	31,801	1,922	26,346	979

The SEC declared our initial registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. As such, we believe the aggregate FFO loss of $3.7 million, or $0.12 per share, and $6.4 million, or $0.24 per share, for the three and six months ended June 30, 2011, respectively, as compared to the aggregate distributions declared of $5.0 million, or $0.15625 per share, and $8.2 million, or $0.3125 per share, for the three and six months ended June 30, 2011, respectively, is not indicative of future performance. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds during the short- and long-term are and will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from the Offering, debt financings, and cash flows generated by our real estate operations. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from cash flows from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through debt financings. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the Investment Committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our cash on hand, cash flows from operations, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(dollars in thousands)	2011	2010
Total cash provided by (used in):
Operating activities	$(5,152)	$(1,140)
Investing activities	(426,328)	(12,600)
Financing activities	422,797	33,186

Net (decrease) increase in cash	$(8,683)	$19,446

Cash used in operating activities increased by $4.0 million as compared to the prior period, primarily due to the increases in acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing a portfolio of 63 industrial buildings comprised of 11.6 million square feet as of June 30, 2011.

Cash used in investing activities increased by $413.7 million as compared to the prior period, primarily due to the acquisition of 38 industrial buildings aggregating 8.2 million square feet during the six months ended June 30, 2011.

Cash provided by financing activities increased $389.6 million as compared to the prior period as a result of mortgage note financings and borrowings under one of our lines of credit in connection with our acquisitions, as well as us raising a significant level of proceeds from the Offering.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. On June 8, 2011, we entered into a revolving credit agreement for an initial aggregate amount of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of June 30, 2011, there were no amounts outstanding under the revolving credit agreement.

On December 23, 2010, we entered into a line of credit agreement for an initial aggregate amount of $100.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of June 30, 2011, the Company had $56.3 million outstanding under the line of credit with a weighted-average interest rate of 2.76%; approximately $43.7 million remained available.

Debt Financing. As of June 30, 2011, we had borrowings of $368.6 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average interest rate of 4.52%, which reflects the effect of an interest rate swap agreement. Refer to “Note 4 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the debt financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings on our lines of credit. We were in compliance with all debt covenants as of June 30, 2011.

Offering Proceeds. As of June 30, 2011, the gross proceeds raised from the Offering were $369.7 million ($331.0 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a quarterly basis. Until the net proceeds from the Offering are fully invested and from time to time thereafter, we may not generate sufficient Company-Defined FFO to fully cover distributions. Distributions have been paid from sources other than cash flows from operations, such as cash flows from financing activities, which include net proceeds of the Offering and borrowings (including borrowings secured by our assets). Some or all of our future distributions may be paid from sources such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets) and sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. On May 26, 2011, our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the third quarter of 2011.

Our long-term goal is to have Company-Defined FFO meet or exceed the payment of quarterly distributions to investors. There can be no assurances that we will achieve this goal or that the current distribution rate will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities to pay distributions, which if insufficient could negatively impact our ability to pay distributions or may erode the net asset value.

The following table provides information relating to our distributions and outlines the GAAP sources of funds used to pay cash distributions:

		Amount				Source of Distributions Paid in Cash
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions	Provided by Financing Activities (2)	Provided by Operating Activities	Total Distributions Paid in Cash
2011
March 31, 2011	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534	$1,818,654	$—	$1,818,654
June 30, 2011	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983	2,795,711	—	2,795,711

Total			$4,614,365	$3,609,152	$8,223,517	$4,614,365	$—	$4,614,365

2010
March 31, 2010 (1)	July 15, 2010	$0.15625	$255	528	$783	$255	$—	$255
June 30, 2010	July 15, 2010	$0.15625	120,865	179,420	300,285	120,865	—	120,865
September 30, 2010	October 15, 2010	$0.15625	400,584	449,762	850,346	400,584	—	400,584
December 31, 2010	January 18, 2011	$0.15625	941,979	843,861	1,785,840	941,979	—	941,979

Total			$1,463,683	$1,473,571	$2,937,254	$1,463,683	$—	$1,463,683

(1)	Distributions were declared for the one day, March 31, 2010, which was the day we broke escrow.
(2)	For the three months ended March 31, 2010 and June 30, 2010, all cash distributions provided by financing activities were funded through offering proceeds. For all other periods presented, all cash distributions provided by financing activities were funded through proceeds from our debt financings. See the FFO and Company-Defined FFO table above in “How We Measure Our Performance.”

Refer to “Note 7 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the six months ended June 30, 2011, we received eligible redemption requests related to 22,300 shares of our common stock, which we redeemed in full at $10.00 per share for an aggregate amount of $223,000 using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The redemption requests were due to the death of the respective stockholders. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of the Offering

As of August 4, 2011, we had raised gross proceeds of $413.5 million from the sale of 41.7 million shares of our common stock in the Offering, including $5.1 million from the sale of 0.5 million shares of our common stock through our distribution reinvestment plan. As of that date, 160.9 million shares remained available for sale pursuant to the Offering, including 52.1 million shares available for sale through our distribution reinvestment plan.

Completed Acquisitions

Below is a description of a significant acquisition that was completed subsequent to June 30, 2011:

Chicago Industrial Portfolio. On May 4, 2011, we entered into a definitive agreement to acquire a 100% fee interest in nine industrial buildings aggregating approximately 1.4 million square feet on 108.8 acres located in Chicago, Illinois (the “Chicago Industrial Portfolio”). In June 2011, we, through one of our wholly-owned subsidiaries, had completed the acquisition of six of the nine industrial buildings of the Chicago Industrial Portfolio. On August 4, 2011, we, through one of our wholly-owned subsidiaries, completed the acquisition of one of the three remaining industrial buildings in the Chicago Industrial Portfolio, aggregating approximately 82,000 square feet on 4.5 acres. The total purchase price for this building was $6.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Per the terms of the Advisory Agreement, we paid an acquisition fee of approximately $64,000 to the Advisor, equal to 1.0% of the purchase price. We expect to complete the acquisition of the remaining two buildings of the Chicago Industrial Portfolio during the third quarter of 2011, although there can be no assurance that we will complete the acquisition of the remainder of the portfolio.

Acquisitions Under Contract

Below is a description of the significant acquisition that was under contract subsequent to June 30, 2011:

Interstate Industrial Portfolio. On July 1, 2011, we, through one of our subsidiaries, entered into a purchase and sale agreement to acquire a 100% fee interest in 12 industrial buildings aggregating approximately 3.5 million square feet. These buildings are located in Moreno Valley, California; Bedford Park, Illinois; Arlington, Texas; Farmers Branch, Texas; and Garland, Texas (the “Interstate Industrial Portfolio”). The Interstate Industrial Portfolio is approximately 98% leased to 16 tenants with an average remaining lease term (based on square feet) of 4.7 years. The total aggregate purchase price is expected to be approximately $195.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The acquisition of the Interstate Industrial Portfolio is expected to close during the third quarter of 2011, but there can be no assurance the acquisition will be completed. If the acquisition is not completed, there are circumstances under which we may forfeit the $5.0 million we have deposited in connection with the acquisition.

Follow-On Offering

On July 1, 2011, we filed a registration statement on Form S-11 with the SEC in connection with the proposed offering of up to $2.0 billion in shares of common stock, including $500.0 million in shares which we expect will be offered to participants in its distribution reinvestment plan (the “Follow-On Offering”). We expect that the Follow-On Offering will commence on or around the date on which our current Offering terminates. As of the date of this Quarterly Report on Form 10-Q, the registration statement has not been declared effective by the SEC.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for our quarter ending March 31, 2012. The updated guidance will result in a change in the presentation of our financial statements but will not have any impact on our results of operations, financial position, or liquidity.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or apply to our operations.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of June 30, 2011, our critical accounting estimates have not changed from those described in our 2010 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of June 30, 2011, our debt instruments were comprised of mortgage notes and borrowings under one of our lines of credit.

Fixed Interest Rate Debt. As of June 30, 2011, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 84.7% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed interest rate debt. As of June 30, 2011, the fair value and carrying value of our fixed rate debt was $311.0 million and $312.3 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2011. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of June 30, 2011, variable interest rate debt represented 15.3% of our total debt and consisted of borrowings under one of our lines of credit. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $56.3 million of aggregate borrowings. A hypothetical 10% change in the interest rates on the outstanding balance of our variable interest rate debt as of June 30, 2011 would change our annual interest expense by approximately $155,000.

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

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, make distributions under certain circumstances or replace the Advisor as our advisor. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. We have entered into a financing agreement that requires us to covenant to raise significant new offering proceeds on an ongoing basis, to the extent there are borrowings outstanding under the agreement. The ability to raise such proceeds depends on the success of our Dealer Manager and on the broker dealers who are selling our shares and is not in our control. Any failure to raise such proceeds could result in a default and the acceleration of the repayment of the debt under such financing agreement. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We have entered, and may continue to enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, and such arrangements may adversely affect our ability to make investments and operate our business.

We have entered, and may continue to enter into financing arrangements that require us to use and pledge future proceeds from the Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

As of June 30, 2011, we had raised gross proceeds of $369.7 million from the sale of 37.3 million shares of our common stock in the Offering, including $2.9 million from the sale of 0.3 million shares of our common stock through our distribution reinvestment plan. As of that date, 165.3 million shares remained available for sale pursuant to the Offering, including 52.3 million shares available for sale through our distribution reinvestment plan.

The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(dollars in thousands)	Period of Inception (May 19, 2009) through June 30, 2011
Sales commissions	$22,912
Dealer manager fees	9,250
Organization and offering expenses	6,512

Total direct selling costs	$38,674

Offering proceeds, net of direct selling costs	$331,033

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

As of June 30, 2011, we have acquired 63 industrial buildings comprised of 11.6 million square feet for an aggregate purchase price of $654.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded the acquisitions with net proceeds from the Offering and debt financings.

On July 15, 2010, cash distributions of $121,120 for the first and second quarters of 2010 were funded through offering proceeds.

Share Redemption Program

Our share redemption program may provide eligible stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange or if a secondary market is otherwise established.

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

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of Operating Partnership Units (“OP Units”) who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death. Our board of directors reserves the right in its sole discretion at any time and from time to time to waive the one-year holding period and either of the Redemption Caps (as defined below) in the event of the disability (as defined in Section 72(m)(7) of the Internal Revenue Code of 1986, as amended) of a stockholder; reject any request for redemption for any reason; or reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than of five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors may determine at any time to modify the share redemption program to redeem shares at a price other than the price paid for the shares by redeeming the stockholder, such as an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such share), as calculated in accordance with policies and procedures developed by our board of directors. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

For the six months ended June 30, 2011, we received eligible redemption requests related to 22,300 shares of our common stock, which we redeemed in full for $223,000 using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The redemption requests were due to the death of the respective stockholders.

The table below summarizes the redemption activity for the three months ended June 30, 2011:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2011	—	$—	—	—
May 31, 2011	—	—	—	—
June 30, 2011	13,000	10.00	13,000	—

Total	13,000	$10.00	13,000	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 11, 2011	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

August 11, 2011	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	First Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

4.2	Second Amended and Restated Share Redemption Program effective July 1, 2011. Incorporated by reference to Exhibit 4.3 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.1	Purchase and Sale Agreement, dated as of May 4, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Bridge Point Woodbridge, LLC, JES Argonne Bridge, LLC, Argonne Bridge, LLC, Argonne Water, LLC, Park 355, LLC, JES Park 355, LLC, RES Park 355, LLC, MSP Park 355, LLC, SFP Park 355, LLC, Crossroads Bolingbrook, LLC, RES Crossroads Bolingbrook, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC, MSP Diehl Road Aurora, LLC, Diehl Road Aurora, LLC, JES Church Bilter, LLC, RES Church Bilter, LLC, MSP Church Bilter, LLC and Church Bilter, LLC. Incorporated by reference to Exhibit 10.50 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.2	First Amendment to Purchase and Sale Agreement, dated June 3, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Bridge Point Woodridge, LLC, JES Argonne Bridge, LLC, Argonne Bridge, LLC, Argonne Water, LLC, Park 355, LLC, JES Park 355, LLC, RES Park 355, LLC, MSP Park 355, LLC, SFP Park 355, LLC, Crossroads Bolingbrook, LLC, RES Crossroads Bolingbrook, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC, MSP Diehl Road Aurora, LLC, Diehl Road Aurora, LLC, JES Church Bilter, LLC, RES Church Bilter, LLC, MSP Church Bilter, LLC and Church Bilter, LLC. Incorporated by reference to Exhibit 10.51 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.3	Purchase and Sale Agreement, dated as of May 31, 2011, by and between VIF II/Liberty Industrial, LLC and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.52 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.4	Purchase and Sale Agreement, dated as of May 31, 2011, by and between GSL 16/VIF Gillingham, L.P. and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.5	Purchase and Sale Agreement, dated as of May 31, 2011, by and between VIF II/York, L.P. and IIT York-Willow Springs LLC. Incorporated by reference to Exhibit 10.54 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.6	Revolving Credit Agreement, dated as of June 8, 2011, among Industrial Income Operating Partnership LP, as Borrower, and the lenders from time to time who are parties thereto and KeyBank National Association, as agent for the Lenders and KeyBanc Capital Markets as lead bookrunner and lead arranger. Incorporated by reference to Exhibit 10.55 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.7	Loan Agreement, dated as of June 17, 2011, by and between Great-West Life & Insurance Company and IIT Sugarland Interchange DC LP, IIT Atlanta Liberty DC LLC, and IIT York-Willow Springs DC LLC. Incorporated by reference to Exhibit 10.56 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.8	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of June 17, 2011, by IIT Sugarland Interchange DC LP for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.57 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.9	Mortgage and Security Agreement, made as of June 17, 2011, by IIT York-Willow Springs DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.58 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

EXHIBIT NUMBER	DESCRIPTION

10.10	Leasehold Deed to Secure Debt and Security Agreement, made as of June 17, 2011, by IIT Atlanta Liberty DC LLC for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.59 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.11	Second Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of June 17, 2011, by IIT Sugarland Interchange DC LP for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.60 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.12	Second Mortgage and Security Agreement, made as of June 17, 2011, by IIT York-Willow Springs DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.61 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.13	Second Leasehold Deed to Secure Debt and Security Agreement, made as of June 17, 2011, by IIT Atlanta Liberty DC LLC for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.62 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.14	Mortgage Note issued by IIT Sugarland Interchange DC LP to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.63 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.15	Mortgage Note issued by IIT Atlanta Liberty DC LLC to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.64 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.16	Mortgage Note issued by IIT York-Willow Springs DC LLC to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.65 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.17	First Amendment to Loan Agreement by and among Great-West Life & Insurance Company, IIT Sugarland Interchange DC LP, IIT Atlanta Liberty DC LLC, IIT York-Willow Springs DC LLC, IIT Woodridge-Park 355 DC LLC, IIT Woodridge-Bridge Point DC LLC, and IIT Aurora DC LLC, dated as of June 24, 2011. Incorporated by reference to Exhibit 10.66 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.18	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Park 355 DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.67 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.19	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Park 355 DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.68 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.20	Mortgage Note issued by IIT Woodridge-Park 355 DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.69 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.21	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Bridge Point DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.70 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.22	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Bridge Point DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.71 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.23	Mortgage Note issued by IIT Woodridge-Bridge Point DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.72 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.24	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Aurora DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.73 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.25	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Aurora DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.74 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.26	Mortgage Note issued by IIT Aurora DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.75 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

EXHIBIT NUMBER	DESCRIPTION

10.27	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Ridge Bedford Park I, LLC, Ridge Bedford Park II, LLC, Ridge Bedford Park IV, LLC, Ridge Garland I, L.P., Ridge Farmers Branch I, L.P., Ridge Moreno Valley, LLC, and Ridge Moreno Valley II, LLC. Incorporated by reference to Exhibit 10.76 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Ridge Southridge, L.P. Incorporated by reference to Exhibit 10.77 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 11, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.