Form 10-Q
period 2011-09-30
Industrial Income Trust Inc.
filed 2011-11-14
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, there were 52,440,669 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Land	$163,364	$68,823
Building and improvements	494,428	132,618
Intangible lease assets	95,064	25,884
Construction in progress	538	—

Total investment in properties	753,394	227,325
Less accumulated depreciation and amortization	(16,919)	(1,771)

Net investment in properties	736,475	225,554
Investment in unconsolidated joint venture	47,603	—
Cash and cash equivalents	18,275	27,634
Restricted cash	782	7
Straight-line rent and accounts receivable, net	3,058	366
Notes receivable	5,912	—
Deferred acquisition costs	601	2,289
Deferred financing costs, net	3,785	2,114
Other assets	10,281	3,207

Total assets	$826,772	$261,171

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$6,347	$1,601
Debt	423,771	125,713
Tenant prepaids and security deposits	5,678	1,139
Due to affiliates	6,526	6,852
Distributions payable	6,670	1,786
Intangible lease liabilities, net	926	1,166
Other liabilities	234	14

Total liabilities	450,152	138,271
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 47,986 and 15,697 shares issued and outstanding, respectively	480	157
Additional paid-in capital	421,117	134,474
Accumulated deficit	(44,753)	(11,814)
Accumulated other comprehensive (loss) income	(225)	82

Total stockholders’ equity	376,619	122,899
Noncontrolling interests	1	1

Total equity	376,620	122,900

Total liabilities and equity	$826,772	$261,171

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Rental revenues	$15,901	$810	$33,051	$810

Total revenues	15,901	810	33,051	810

Operating expenses:
Rental expenses	3,206	191	6,848	191
Organization expenses	—	—	—	1
Real estate-related depreciation and amortization	7,443	262	13,768	262
General and administrative expenses	1,101	385	2,708	1,247
Asset management fees, related party	1,486	105	3,137	113
Acquisition-related expenses, related party	1,464	2,070	8,532	2,322
Acquisition-related expenses	988	746	5,649	840

Total operating expenses	15,688	3,759	40,642	4,976

Other expenses:
Equity in loss of unconsolidated joint venture	(912)	—	(912)	—
Interest expense and other	(4,593)	(138)	(9,543)	(134)

Total other expenses	(5,505)	(138)	(10,455)	(134)

Net loss	(5,292)	(3,087)	(18,046)	(4,300)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(5,292)	$(3,087)	$(18,046)	$(4,300)

Weighted-average shares outstanding	42,693	5,442	31,855	2,483

Net loss per common share - basic and diluted	$(0.12)	$(0.57)	$(0.57)	$(1.73)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders' Equity
	Common Stock		Additional		Accumulated Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900
Net loss	—	—	—	(18,046)	—	—	(18,046)
Unrealized loss on derivative instruments, net	—	—	—	—	(307)	—	(307)
Issuance of common stock	32,346	324	320,073	—	—	—	320,397
Offering costs for issuance of common stock	—	—	(32,868)	—	—	—	(32,868)
Redemptions of common stock	(57)	(1)	(562)	—	—	—	(563)
Distributions to stockholders	—	—	—	(14,893)	—	—	(14,893)

Balance as of September 30, 2011	47,986	$480	$421,117	$(44,753)	$(225)	$1	$376,620

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Operating activities:
Net loss	$(18,046)	$(4,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	13,768	262
Equity in loss of unconsolidated joint venture	912	—
Straight-line rent and amortization of above- and below-market leases	(1,351)	5
Amortization of financing costs and other	474	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,859)	(396)
Accounts payable and other liabilities	4,581	1,841
Due to affiliates, exclusive of offering costs for issuance of common stock	(410)	(811)
Accrued acquisition costs	(506)	322

Net cash used in operating activities	(4,437)	(3,077)

Investing activities:
Real estate acquisitions	(490,076)	(114,500)
Acquisition deposits	(602)	(500)
Additions to real estate	(2,090)	—
Investment in unconsolidated joint venture	(48,515)	—
Notes receivable	(5,912)	—
Change in restricted cash	(775)	(1,725)
Purchases of office equipment	(145)	(11)

Net cash used in investing activities	(548,115)	(116,736)

Financing activities:
Proceeds from issuance of mortgage notes	183,992	64,160
Repayments of mortgage notes	(1,653)	—
Proceeds from line of credit	97,350	—
Repayments of line of credit	(9,000)	—
Financing costs paid	(2,384)	(1,636)
Proceeds from issuance of common stock	313,987	73,852
Offering costs for issuance of common stock	(32,981)	(6,694)
Distributions paid to common stockholders	(5,556)	(301)
Redemptions of common stock	(562)	—

Net cash provided by financing activities	543,193	129,381

Net (decrease) increase in cash and cash equivalents	(9,359)	9,568
Cash and cash equivalents, at beginning of period	27,634	186

Cash and cash equivalents, at end of period	$18,275	$9,754

Supplemental disclosure of cash flow information:
Interest paid	$7,868	$4
Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$2,704	$3,598
Mortgage notes assumed on real estate acquisition	25,952	—
Increase in accrued offering costs	4,458	431
Acquisition deposits applied to real estate acquisitions	2,289	—
Distributions reinvested in common stock	4,453	—

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

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). Certain provisions of ASU 2010-06 became effective for the Company beginning January 1, 2011. Those provisions, which amend the fair value guidance of the FASB Accounting Standards Codification, require companies to disclose separate line items for all purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is to be applied prospectively and is effective for the Company beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends the FASB’s guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively and is effective for the Company’s quarter ending March 31, 2012. This updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position, or liquidity.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial statements, or do not apply to its operations.

2.	ACQUISITIONS

The Company acquired 100% of the following acquisitions during the nine months ended September 30, 2011:

				Intangibles
(dollars in thousands)	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (2)
Rock Quarry 1 & 2	January 19, 2011	$3,106	$19,625	$2,727	$300	$(83)	$25,675
Eagle Falls Distribution Center	January 19, 2011	1,004	6,819	1,218	1,609	—	10,650
Hagerstown Distribution Center	January 27, 2011	5,926	30,154	5,193	—	(123)	41,150
Regional Distribution Portfolio	June 17, 2011	11,788	89,563	9,775	742	(68)	111,800
Chicago Industrial Portfolio	Various	13,219	74,401	6,877	2,124	(91)	96,530
Commerce Park Portfolio	June 29, 2011	10,662	18,474	4,802	105	(45)	33,998
Other acquisitions (1)	Various	48,836	122,330	27,292	4,588	(350)	202,696

Total properties		$94,541	$361,366	$57,884	$9,468	$(760)	$522,499

(1)	Consists of 11 individually non-material acquisitions.
(2)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2011. Total purchase price equals the amount paid, plus any debt assumed.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, including any renewal periods. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
Rock Quarry 1 & 2	5.1
Eagle Falls Distribution Center	8.1
Hagerstown Distribution Center	5.5
Regional Distribution Portfolio	12.2
Chicago Industrial Portfolio	4.1
Commerce Park Portfolio	1.4
Other acquisitions	6.0

Pro Forma Financial Information

The revenue and net loss from the acquired properties included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011, and the revenue and net loss of the combined entities had the acquisition dates been January 1, 2010 are presented in the table below. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisition been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Actual:
Total revenues	$10,313	$—	$16,113	$—

Net loss	$(759)	$—	$(3,965)	$—

Pro forma:
Total revenues (1)	$17,949	$13,163	$53,227	$37,091

Net loss (2)	$(3,582)	$(3,946)	$(5,784)	$(19,241)

Net loss per common share - basic and diluted	$(0.07)	$(0.08)	$(0.12)	$(0.40)

Weighted-average shares outstanding (3)	47,986	47,986	47,986	47,986

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental revenue of $2.0 million and $12.4 million for the three months ended September 30, 2011 and 2010, respectively, and $20.2 million and $36.3 million for the nine months ended September 30, 2011 and 2010, respectively.
(2)	For the three and nine months ended September 30, 2011, the pro forma net loss was adjusted to exclude acquisition-related expenses of $1.9 million and $13.7 million, respectively. For the three months ended September 30, 2010, there were no adjustments for acquisition-related expenses. For the nine months ended September 30, 2010, the pro forma net loss was adjusted to include acquisition-related expenses of $13.3 million.
(3)	The pro forma weighted-average shares outstanding for the three and nine months ended September 30, 2011 and 2010 was calculated as if all shares outstanding as of September 30, 2011 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of September 30, 2011, the Company owned and managed a portfolio of consolidated and unconsolidated properties that included 94 industrial buildings totaling approximately 16.8 million square feet with 205 tenants in 12 major industrial markets throughout the U.S. The “consolidated properties,” which are properties the Company manages and are 100% owned, consisted of 81 buildings totaling approximately 13.2 million square feet. The “unconsolidated properties,” which are properties the Company manages and are 51% owned through an unconsolidated joint venture, consisted of 13 buildings totaling approximately 3.6 million square feet. Refer to “Note 4” for further detail regarding the Company’s investment in an unconsolidated joint venture.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	September 30, 2011			December 31, 2010
(dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$81,487	$(8,957)	$72,530	$23,601	$(986)	$22,615
Above-market lease assets (1)	13,577	(1,573)	12,004	2,283	(193)	2,090
Below-market lease liabilities (1)	(1,195)	269	(926)	(1,229)	63	(1,166)

(1)	As of September 30, 2011, the Company recorded a measurement period adjustment to reflect changes in the estimated fair value of the Company’s above- and below-market lease assets and liabilities as a result of finalizing the purchase price allocation for one of the Company’s previous acquisitions. The adjustment recorded was an increase of $1.8 million to above-market lease assets and a decrease of $0.8 million to below-market lease liabilities.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2011, for the next five years and thereafter:

	Estimated Net Amortization
(dollars in thousands)	Intangible Lease Assets	Above- and Below- Market Leases
Remainder of 2011	$5,106	$782
2012	17,670	3,029
2013	11,606	1,769
2014	8,960	1,224
2015	7,813	1,124
Thereafter	21,375	3,150

Total	$72,530	$11,078

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its tenants under the terms of non-cancelable operating leases in effect as of September 30, 2011, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

Future Minimum Base
(dollars in thousands)	Rental Payments
Remainder of 2011	$14,440
2012	65,291
2013	58,248
2014	51,566
2015	45,871
Thereafter	195,490

Total	$430,906

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,503	$29	$2,525	$29
Above-market lease asset amortization	(772)	(36)	(1,380)	(36)
Below-market lease liability amortization	92	12	206	12
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$3,073	$113	$5,797	$113
Intangible lease asset amortization	4,370	149	7,971	149

Concentration of Credit Risk

As of September 30, 2011, the following tenants accounted for more than five percent of the Company’s total consolidated annualized base rent:

Tenant	Market	Percent of Annualized Base Rent (1)	Percent of Occupied Square Feet
Hanesbrands Inc.	Southern California	10.2%	9.9%
Solo Cup Company	Atlanta	5.7%	9.8%
Home Depot U.S.A. Inc.	Baltimore	5.6%	6.2%

(1)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the respective lease as of September 30, 2011, multiplied by 12. There are no free rent concessions under the remaining terms of the leases, all of which have remaining terms in excess of 12 months.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In August 2011, the Company, through two of its subsidiaries, entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in a portfolio of industrial properties located in major U.S. distribution markets. The Company has a 51% ownership interest in the joint venture.

Based on an analysis of the Company’s investment under GAAP guidance, which included a determination that the joint venture is not a variable interest entity and that the requisite substantial participating rights described in the GAAP guidance are held by the partner not affiliated with the Company, the Company has determined not to consolidate the joint venture, and to account for its investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s income (loss) and distributions, which is included in investment in unconsolidated joint venture on the consolidated balance sheet. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture in equity in loss of unconsolidated joint venture on the consolidated statements of operations.

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the three and nine months ended September 30, 2011.

During September 2011, the unconsolidated joint venture acquired 13 buildings for an aggregate total purchase price of $204.0 million. As of September 30, 2011, the unconsolidated joint venture had net investment in properties of $204.4 million and a non-recourse mortgage note of $112.0 million, which is secured by certain properties of the joint venture. The mortgage note bears a fixed interest rate of 4.25% and has a contractual maturity date of October 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is September 1, 2018. The Company does not guarantee the joint venture’s debt.

5.	DEBT

The Company’s indebtedness as of September 30, 2011 was comprised of mortgage notes and borrowings on the lines of credit, which are secured by deeds of trust and related assignments, security interests in the collateralized and certain cross-collateralized properties, and a security interest in the Company’s gross offering proceeds from its primary public offering. A summary of the Company’s debt is as follows:

				Balance as of
	Interest	Interest	Maturity	September 30,	December 31,
(dollars in thousands)	Rate	Rate	Date	2011	2010
Line of credit (1)	3.75%	Variable	December 2012	$32,000	$—
Line of credit (2)	2.75%	Variable	December 2013	56,350	—
Mortgage note	6.44%	Fixed	January 2013	10,260	—
Mortgage note	5.51%	Fixed	June 2015	3,585	—
Mortgage note (3)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	6.24%	Fixed	July 2016	6,961	—
Mortgage note	5.61%	Fixed	June 2017	6,424	—
Mortgage note	4.31%	Fixed	September 2017	29,500	29,877
Mortgage notes (4)	4.45%	Fixed	June 2018	32,000	—
Mortgage notes (5)	4.95%	Fixed	October 2020	26,238	26,535
Mortgage note (6)	4.90%	Fixed	November 2020	7,653	7,741
Mortgage notes (7)	4.81%	Fixed	November 2020	41,606	—
Mortgage notes (8)	5.68%	Fixed	January 2021	53,634	54,000
Mortgage notes (9)	4.70%	Fixed	July 2021	110,000	—

Total debt				$423,771	$125,713

Gross book value of properties encumbered by mortgage notes				$752,199	$226,096

(1)	The interest rate is as of September 30, 2011, and is based on London Interbank Offered Rate (“LIBOR”), plus 3.50%.
(2)	The interest rate is as of September 30, 2011, and is based on LIBOR, plus 2.50%.
(3)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.75% and 2.76% as of September 30, 2011 and December 31, 2010, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(4)	Represents a portfolio of five mortgage notes that have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(5)	Represents a portfolio of two mortgage notes that have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(6)	This mortgage note has a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(7)	Represents a portfolio of three mortgage notes that have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is November 1, 2020.
(8)	Represents a portfolio of two mortgage notes.
(9)	Represents a portfolio of six mortgage notes.

As of September 30, 2011, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(dollars in thousands)	Amount
Remainder of 2011	$10,653
2012	2,910
2013	90,675
2014	3,404
2015	13,737
Thereafter	300,975

Total principal payments	422,354
Unamortized premium on assumed debt	1,417

Total debt	$423,771

Lines of Credit

On June 8, 2011, the Company entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of September 30, 2011, approximately $8.0 million remained available under the line of credit.

On December 23, 2010, the Company entered into a line of credit agreement with an initial aggregate commitment of $100.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013 and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of September 30, 2011, approximately $43.6 million remained available under the line of credit.

Debt Covenants

The Company’s mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of September 30, 2011.

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

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
(dollars in thousands)	Notional Amount	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest rate swap	$7,560	(Other liabilities) / Other assets	$(225)	$82

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Interest rate swap:
Loss recognized in AOCI (effective portion)	$(230)	$(103)	$(389)	$(103)
Effective gain reclassified from AOCI into income	29	9	82	9

The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

6.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1– Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2– Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2011
Liabilities
Derivative instrument	$—	$225	$—	$225

Total liabilities measured at fair value	$—	$225	$—	$225

December 31, 2010
Assets
Derivative instrument	$—	$82	$—	$82

Total assets measured at fair value	$—	$82	$—	$82

As of September 30, 2011 and December 31, 2010, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instrument. The derivative instrument is an interest rate swap. The interest rate swap is a standard cash flow hedge whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swap being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of the Company’s derivative instrument.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,894	$—	$—
Derivative instrument	—	—	82	82
Liabilities
Lines of credit	88,350	88,748	—	—
Mortgage notes	335,421	341,448	125,713	126,284
Derivative instrument	225	225	—	—

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. As of September 30, 2011, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity date.

Lines of Credit. The fair value of the lines of credit is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments.

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

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are excluded from net loss. Comprehensive loss consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net loss attributable to common stockholders	$(5,292)	$(3,087)	$(18,046)	$(4,300)
Unrealized loss on derivative instruments, net	(201)	(103)	(307)	(103)

Comprehensive loss attributable to common stockholders	$(5,493)	$(3,190)	$(18,353)	$(4,403)

8.	STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the Company’s initial public offering (the “Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which (150.0 million shares) are offered to investors at a price of $10.00 per share, and 25% of which (52.6 million shares) are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that was initially expected to end no later than two years after the initial effective date of the Offering, or December 18, 2011, but will be extended by the Company’s board of directors for up to an additional one year period.

As of September 30, 2011, the Company had raised gross proceeds of $475.5 million from the sale of 48.0 million shares of its common stock in the Offering, including $5.1 million from the sale of 0.5 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 154.6 million shares remained available for sale pursuant to the Offering, including 52.1 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2011
March 31, 2011	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534
June 30, 2011	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983
September 30, 2011	October 17, 2011	$0.15625	3,776,204	2,893,403	6,669,607

Total			$8,390,569	$6,502,555	$14,893,124

2010
March 31, 2010 (1)	July 15, 2010	$0.15625	$255	$528	$783
June 30, 2010	July 15, 2010	$0.15625	120,865	179,420	300,285
September 30, 2010	October 15, 2010	$0.15625	400,584	449,762	850,346
December 31, 2010	January 18, 2011	$0.15625	941,979	843,861	1,785,840

Total			$1,463,683	$1,473,571	$2,937,254

(1)	Distributions were declared for the one day, March 31, 2010, which was the day the Company broke escrow.

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

For the nine months ended September 30, 2011, the Company received eligible redemption requests related to 57,471 shares of the Company’s common stock, which the Company redeemed for an aggregate amount of approximately $563,000 using proceeds from the sale of shares pursuant to the Company’s distribution reinvestment plan.

9.	RELATED PARTY TRANSACTIONS

The Advisor and Its Affiliates

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on Industrial Income Advisors LLC (the “Advisor”) to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (the “Advisory Agreement”), dated as of May 14, 2010, as extended to December 16, 2011, by and among the Company, Industrial Income Operating Partnership

LP (the “Operating Partnership”), and the Advisor. The Dealer Manager provides dealer manager services. The Advisor and Dealer Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. For the three and nine months ended September 30, 2011 and 2010, these fees primarily consisted of the following:

Sales Commissions. Sales commissions are payable to the Dealer Manager (all or a portion of which are reallowed to participating unaffiliated broker-dealers) and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each property acquired in the operational stage, the acquisition fee is an amount equal to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. The Company reached the $500.0 million aggregate investment threshold during the second quarter of 2011. Accordingly, all acquisition fees incurred during the three months ended September 30, 2011 were incurred at the 1.0% rate. For each property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project costs.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost, including debt, whether borrowed or assumed, and before non-cash reserves and depreciation, of each property asset within the Company’s portfolio.

Organization and Offering Expenses. The Company will reimburse the Advisor for organization and offering expenses up to 1.75% of the gross proceeds from the Offering. The Advisor or an affiliate of the Advisor will be responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceed the 1.75% (i) organization and offering expense reimbursement and (ii) if additional proceeds are raised in subsequent public offerings, the organization and offering expense reimbursement for each such offering, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of organization and offering expenses.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended		For the Nine Months Ended		Incurred and Payable as of
	September 30,		September 30,		September 30,	December 31,
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Expensed:
Acquisition fees	$1,464	$2,070	$8,532	$2,322	$—	$—
Asset management fees	1,486	105	3,137	113	—	—

Total expensed	$2,950	$2,175	$11,669	$2,435	$—	$—

Additional Paid-In Capital:
Sales commissions	$6,477	$2,740	$19,483	$5,251	$506	$291
Dealer manager fees	2,621	1,016	7,969	1,941	223	126
Organization and offering expenses	1,871	710	5,658	1,355	154	489
Other (repayments) expenses	(1,737)	56	(5,415)	120	74	150

Total adjustments to additional paid-in capital	$9,232	$4,522	$27,695	$8,667	$957	$1,056

Joint Venture Fees. The unconsolidated joint venture described in “Note 4” may pay fees to the Advisor or its affiliates for providing services to the joint venture. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company, its subsidiaries, or through the joint venture. For both the three and nine months ended September 30, 2011, the joint venture paid to the Advisor approximately $1.1 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

10.	COMMITMENTS AND CONTINGENCIES

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

11.	SUBSEQUENT EVENTS

Status of the Offering

As of November 3, 2011, the Company had raised gross proceeds of $519.4 million from the sale of 52.4 million shares of its common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 150.2 million shares remained available for sale pursuant to the Offering, including 51.8 million shares available for sale through the Company’s distribution reinvestment plan. The Company’s board of directors has authorized the extension of the Offering for up to an additional one year period, expiring on December 18, 2012. In many states, the Company will need to renew the registration statement for the Offering in order to continue the Offering for this period. There is no guarantee that the Company will be able to extend the Offering in all such states. The Company reserves the right to further extend or terminate the Offering at any time.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise substantially more offering proceeds and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

OVERVIEW

General

We were formed as a Maryland corporation on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. As of September 30, 2011, we owned and managed a portfolio of consolidated and unconsolidated properties that included 94 industrial buildings totaling approximately 16.8 million square feet with 205 tenants in 12 major industrial markets throughout the U.S. The “consolidated properties,” which are properties the Company manages and are 100% owned, consisted of 81 buildings totaling approximately 13.2 million square feet. The “unconsolidated properties,” which are properties the Company manages and are 51% owned through an unconsolidated joint venture, consisted of 13 buildings totaling approximately 3.6 million square feet.

We have operated and have elected to be treated as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. We utilize an umbrella partnership real estate investment trust organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On December 18, 2009, we commenced the Offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2011, we had raised gross proceeds of $475.5 million from the sale of 48.0 million shares of our common stock in the Offering, including $5.1 million from the sale of 0.5 million shares of our common stock through our distribution reinvestment plan.

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

As of September 30, 2011, we have used, and we intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with the Offering and a relative decrease in liquidity as proceeds from the Offering are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our loans may be used to fund investments, capital expenditures, pay distributions, and general corporate purposes. As of September 30, 2011 and December 31, 2010, the debt leverage ratio of our consolidated real estate assets (calculated as the book value of our debt to total assets) was 51.3% and 48.1%, respectively.

In August 2011, we, through two of our subsidiaries, entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in a portfolio of industrial properties located in major U.S. distribution markets. We have a 51% ownership interest in the unconsolidated joint venture.

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

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economic environment has improved over the past two years, including: (i) nine consecutive quarters of positive gross domestic product (“GDP”) growth; (ii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iii) positive net absorption in certain markets; and (iv) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. The rentable square footage under lease for our consolidated and unconsolidated properties, excluding our “value-add” properties, was 97.7% and 97.6% as of September 30, 2011 and December 31, 2010, respectively. Properties are considered “value-add” properties when they have certain occupancy levels, lease terms, and/or projected capital improvement requirements that differ from our core operating portfolio characteristics. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

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

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase				Increase
			(Decrease)				(Decrease)
(in thousands, except per share data)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues:
Rental revenues	$15,901	$810	$15,091	NM %	$33,051	$810	$32,241	NM %

Total revenues	15,901	810	15,091	NM	33,051	810	32,241	NM

Operating expenses:
Rental expenses	3,206	191	3,015	NM	6,848	191	6,657	NM
Organization expenses	—	—	—	—	—	1	(1)	(100.0)
Real estate-related depreciation and amortization	7,443	262	7,181	NM	13,768	262	13,506	NM
General and administrative expenses	1,101	385	716	NM	2,708	1,247	1,461	NM
Asset management fees, related party	1,486	105	1,381	NM	3,137	113	3,024	NM
Acquisition-related expenses, related party	1,464	2,070	(606)	(29.3)	8,532	2,322	6,210	NM
Acquisition-related expenses	988	746	242	32.4	5,649	840	4,809	NM

Total operating expenses	15,688	3,759	11,929	NM	40,642	4,976	35,666	NM

Other expenses:
Equity in loss of unconsolidated joint venture	(912)	—	(912)	(100.0)	(912)	—	(912)	(100.0)
Interest expense and other	(4,593)	(138)	(4,455)	NM	(9,543)	(134)	(9,409)	NM

Total other expenses	(5,505)	(138)	(5,367)	NM	(10,455)	(134)	(10,321)	NM

Net loss	(5,292)	(3,087)	(2,205)	(71.4)	(18,046)	(4,300)	(13,746)	NM
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—

Net loss attributable to common stockholders	$(5,292)	$(3,087)	$(2,205)	(71.4)%	$(18,046)	$(4,300)	$(13,746)	NM %

Weighted-average shares outstanding	42,693	5,442	37,251	NM	31,855	2,483	29,372	NM

Net loss per common share - basic and diluted	$(0.12)	$(0.57)	$0.45	78.9%	$(0.57)	$(1.73)	$1.16	67.1%

NM = Not meaningful

The SEC declared the registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010, in connection with the acquisition of our first property.

As of September 30, 2011, we owned and managed a portfolio of consolidated properties that consisted of 81 industrial buildings comprised of approximately 13.2 million square feet as compared to 21 industrial buildings comprised of approximately 1.6 million square feet as of September 30, 2010. The following table summarizes our acquisition activity of consolidated properties for the periods presented. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from the Offering and debt financings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except buildings)	2011	2010	2011	2010
Number of buildings	18	20	56	21
Approximate purchase price (1)	$94,090	$103,367	$522,499	$115,967
Approximate rentable square feet	1,682	1,460	9,836	1,586

(1)	Exclusive of transfer taxes, due diligence expenses, and other closing costs.

In addition, during the three months ended September 30, 2011, we acquired, through our 51% ownership interest in an unconsolidated joint venture, 13 buildings comprised of approximately 3.6 million square feet for an aggregate total purchase price of $204.0 million.

As we are currently in the acquisition phase of our life cycle and the results of our operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, the results of operations for the three and nine months ended September 30, 2011 and 2010 are not directly comparable. Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of properties acquired during 2010 and 2011 and as a result of the additive effect of anticipated future acquisitions of industrial properties.

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

Company-Defined FFO. Similar to FFO, Company-Defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes one-time acquisition-related costs, including acquisition fees paid to the Advisor. We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. We use Company-Defined FFO to, among other things: (i) be useful in evaluating and comparing the potential performance of our portfolio after the acquisition phase is complete; and (ii) evaluate potential operating performance to determine exit strategies. We believe our stockholders are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist our stockholders in evaluating the potential performance of the portfolio after the completion of the acquisition phase.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net loss	$(5,292)	$(3,087)	$(18,046)	$(4,300)

Net loss per common share	$(0.12)	$(0.57)	$(0.57)	$(1.73)

Reconciliation of net loss to FFO:
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	7,443	262	13,768	262

FFO	$2,151	$(2,825)	$(4,278)	$(4,038)

FFO per common share	$0.05	$(0.52)	$(0.13)	$(1.63)

Reconciliation of FFO to Company-Defined FFO:
FFO	$2,151	$(2,825)	$(4,278)	$(4,038)
Add (deduct) Company adjustments:
Acquisition costs	2,452	2,816	14,181	3,162
Acquisition costs in unconsolidated joint venture	945	—	945	—

Company-Defined FFO	$5,548	$(9)	$10,848	$(876)

Company-Defined FFO per common share	$0.13	$(0.00)	$0.34	$(0.35)

Weighted-average shares outstanding	42,693	5,442	31,855	2,483

The SEC declared our initial registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. As such, we believe the aggregate FFO of $2.2 million, or $0.05 per share, and the aggregate FFO loss of $4.3 million, or $0.13 per share, for the three and nine months ended September 30, 2011, respectively, as compared to the aggregate distributions declared of $6.7 million, or $0.15625 per share, and $14.9 million, or $0.46875 per share, for the three and nine months ended September 30, 2011, respectively, is not indicative of future performance. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

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

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Total cash provided by (used in):
Operating activities	$(4,437)	$(3,077)
Investing activities	(548,115)	(116,736)
Financing activities	543,193	129,381

Net (decrease) increase in cash	$(9,359)	$9,568

Cash used in operating activities increased by $1.4 million as compared to the prior period, primarily due to the increases in acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing a portfolio of 81 industrial buildings comprised of approximately 13.2 million square feet as of September 30, 2011.

Cash used in investing activities increased by $431.4 million as compared to the prior period, primarily due to the acquisition of 56 industrial buildings aggregating 9.8 million square feet for an aggregate purchase price of $522.5 million during the nine months ended September 30, 2011 as compared to 21 industrial buildings aggregating 1.6 million square feet for an aggregate purchase price of $116.0 million during the nine months ended September 30, 2010. In addition, during September 2011, we invested $48.5 million through the unconsolidated joint venture, which completed its first acquisitions in September 2011. As of September 30, 2011, we owned, through our 51% ownership interest in the unconsolidated joint venture, 13 buildings totaling approximately 3.6 million square feet.

Cash provided by financing activities increased by $413.8 million as compared to the prior period as a result of us raising a significant level of net proceeds from the Offering, as well as from a higher level of mortgage note financings and borrowings under our lines of credit in connection with our 2011 acquisitions.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. On June 8, 2011, we entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of September 30, 2011, the Company had $32.0 million outstanding under the line of credit with a weighted-average interest rate of 3.75%; approximately $8.0 million remained available.

On December 23, 2010, we entered into a line of credit agreement with an initial aggregate commitment of $100.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of September 30, 2011, the Company had $56.4 million outstanding under the line of credit with a weighted-average interest rate of 2.75%; approximately $43.6 million remained available.

Debt Financing. As of September 30, 2011, we had borrowings of $423.8 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average interest rate of 4.55%, which reflects the effect of an interest rate swap agreement. Refer to “Note 5 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the debt financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings on our lines of credit. We were in compliance with all debt covenants as of September 30, 2011.

Offering Proceeds. As of September 30, 2011, the gross proceeds raised from the Offering were $475.5 million ($425.9 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a quarterly basis. Until the net proceeds from the Offering are fully invested and from time to time thereafter, we may not generate sufficient Company-Defined FFO to fully cover distributions. Distributions have been paid from sources other than cash flows from operations, such as cash flows from financing activities, which include net proceeds of the Offering and borrowings (including borrowings secured by our assets). Some or all of our future distributions may be paid from sources such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets) and sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. On August 30, 2011, our board of directors authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the fourth quarter of 2011.

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

The following table provides information relating to our distributions and outlines the GAAP sources of funds used to pay cash distributions:

		Amount				Source of Distributions Paid in Cash
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions	Provided by Operating Activities	Provided by Financing Activities (2)
2011
March 31, 2011	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534	$—	$1,818,654	100%
June 30, 2011	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983	—	2,795,711	100
September 30, 2011	October 17, 2011	$0.15625	3,776,204	2,893,403	6,669,607	—	3,776,204	100

Total			$8,390,569	$6,502,555	$14,893,124	$—	$8,390,569	100%

2010
March 31, 2010 (1)	July 15, 2010	$0.15625	$255	$528	$783	$—	$255	100%
June 30, 2010	July 15, 2010	$0.15625	120,865	179,420	300,285	—	120,865	100
September 30, 2010	October 15, 2010	$0.15625	400,584	449,762	850,346	—	400,584	100
December 31, 2010	January 18, 2011	$0.15625	941,979	843,861	1,785,840	—	941,979	100

Total			$1,463,683	$1,473,571	$2,937,254	$—	$1,463,683	100%

(1)	Distributions were declared for the one day, March 31, 2010, which was the day we broke escrow.
(2)	For the three months ended March 31, 2010 and June 30, 2010, 100% cash distributions provided by financing activities were funded through offering proceeds. For all other periods presented, 100% cash distributions provided by financing activities were funded through proceeds from our debt financings. See the FFO and Company-Defined FFO table above in “How We Measure Our Performance.”

Refer to “Note 8 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the nine months ended September 30, 2011, we received eligible redemption requests related to 57,471 shares of our common stock, which we redeemed for an aggregate amount of approximately $563,000 using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of the Offering

As of November 3, 2011, we had raised gross proceeds of $519.4 million from the sale of 52.4 million shares of our common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of our common stock through our distribution reinvestment plan. As of that date, 150.2 million shares remained available for sale pursuant to the Offering, including 51.8 million shares available for sale through our distribution reinvestment plan. Our board of directors has authorized the extension of the Offering for up to an additional one year period, expiring on December 18, 2012. In many states, we will need to renew the registration statement for the Offering in order to continue the Offering for this period. There is no guarantee that we will be able to extend the Offering in all such states. We reserve the right to further extend or terminate the Offering at any time.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2010, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011 (“2010 Form 10-K”). Except as otherwise disclosed in “Note 5 of Notes to Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is to be applied prospectively and is effective for us beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on our results of operations, financial position, or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends the FASB’s guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively and is effective for our quarter ending March 31, 2012. This updated guidance will result in a change in the presentation of our financial statements but will not have any impact on our results of operations, financial position, or liquidity.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or apply to our operations.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of September 30, 2011, our critical accounting estimates have not changed from those described in our 2010 Form 10-K, with the exception of the addition of the following critical accounting estimate:

Impairment of Investment in Unconsolidated Joint Venture

We evaluate our investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If we determine the decline in value is other-than-temporary, we recognize an impairment charge to reduce the carrying value of our investment to fair value. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of September 30, 2011, our debt instruments were comprised of mortgage notes and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of September 30, 2011, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 79.2% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed interest rate debt. As of September 30, 2011, the fair value and carrying value of our fixed rate debt was $341.4 million and $335.4 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of September 30, 2011, variable interest rate debt represented 20.8% of our total debt and consisted of borrowings under one of our lines of credit. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $88.4 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2011 would change our annual interest expense by approximately $54,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR TAXATION AS A REIT

Each of our Subsidiary REITs must individually qualify as a REIT, and failure of any one of our Subsidiary REITs to qualify as a REIT could also cause us to fail to qualify as a REIT.

We indirectly own equity interests in four wholly-owned subsidiaries of the unconsolidated joint venture (“Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. We intend that each Subsidiary REIT will elect to be treated, and will qualify, as a REIT. Each Subsidiary REIT is subject to, and must comply with, the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” in our 2010 Form 10-K also apply to each of the Subsidiary REITs. If a Subsidiary REIT failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we too may fail to qualify as REIT in the event that one or more Subsidiary REITs fails to qualify as a REIT.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

As of September 30, 2011, we had raised gross proceeds of $475.5 million from the sale of 48.0 million shares of our common stock in the Offering, including $5.1 million from the sale of 0.5 million shares of our common stock through our distribution reinvestment plan. As of that date, 154.6 million shares remained available for sale pursuant to the Offering, including 52.1 million shares available for sale through our distribution reinvestment plan.

The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(dollars in thousands)	Period of Inception (May 19, 2009) through September 30, 2011
Sales commissions	$29,389
Dealer manager fees	11,872
Organization and offering expenses	8,383

Total direct selling costs	$49,644

Offering proceeds, net of direct selling costs	$425,902

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

As of September 30, 2011, we have acquired, through our wholly-owned subsidiaries or through our 51% ownership interest in an unconsolidated joint venture, 94 industrial buildings totaling approximately 16.8 million square feet for an aggregate total purchase price of approximately $952.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Of the aggregate total purchase price amount, $204.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, was acquired by the unconsolidated joint venture.

On July 15, 2010, cash distributions of $121,120 for the first and second quarters of 2010 were funded through offering proceeds. No subsequent cash distributions have been funded through offering proceeds.

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

For the nine months ended September 30, 2011, we received eligible redemption requests related to 57,471 shares of our common stock, which we redeemed in full for approximately $563,000 using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

The table below summarizes the redemption activity for the three months ended September 30, 2011:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2011	—	$—	—	—
August 31, 2011	—	—	—	—
September 30, 2011	35,171	9.66	35,171	—

Total	35,171	$9.66	35,171	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

November 10, 2011	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

November 10, 2011	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	First Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

4.2	Second Amended and Restated Share Redemption Program effective July 1, 2011. Incorporated by reference to Exhibit 4.3 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Ridge Bedford Park I, LLC, Ridge Bedford Park II, LLC, Ridge Bedford Park IV, LLC, Ridge Garland I, L.P., Ridge Farmers Branch I, L.P., Ridge Moreno Valley, LLC, and Ridge Moreno Valley II, LLC. Incorporated by reference to Exhibit 10.76 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Ridge Southridge, L.P. Incorporated by reference to Exhibit 10.77 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.3	Assumption of Liability and Modification Agreement, made as of August 4, 2011, by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America National Association, successor by merger to Lasalle Bank National Association, as trustee for the registered holders of Bear Sterns Commercial Mortgage Securities Inc, Commercial Mortgage Pass-Through Certificates, Series 2007-PWR17, Argonne Bridge, LLC and JES Argonne Bridge, LLC, and IIT Woodridge-Maple Point DC II LLC. Incorporated by reference to Exhibit 10.78 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.4	Promissory Note issued by Argonne Bridge, LLC and JES Argonne Bridge, LLC to Prudential Mortgage Capital Company, LLC, dated May 31, 2007. Incorporated by reference to Exhibit 10.79 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.5	Mortgage and Security Agreement, made as of May 31, 2007, by Argonne Bridge, LLC and JES Argonne Bridge, LLC in favor of Prudential Mortgage Capital Company, LLC. Incorporated by reference to Exhibit 10.80 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.6	Agreement of Limited Partnership of IIT North American Industrial Fund I Limited Partnership, dated as of August 18, 2011, by and among IIT North American Industrial Fund I GP LLC, IIT North American Industrial Fund I Limited Partner LLC, and 3NET Indy Investments Inc. Incorporated by reference to Exhibit 10.81 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.7	Assumption Agreement, made as of August 25, 2011, by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, N.A., as trustee, successor to Wells Fargo Bank, N.A., as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C27, Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC, Robert E. Smietana, John E. Shaffer and Melissa S. Pielet, IIT Bolingbrook - Park 55 DC LLC and Industrial Income Trust, Inc. Incorporated by reference to Exhibit 10.828 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.8	Promissory Note issued by Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC to Wachovia Bank, National Association, dated June 23, 2006. Incorporated by reference to Exhibit 10.83 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.9	Mortgage, Security Agreement and Fixture Filing, made as of June 23, 2006, by Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.84 to Post-effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.