Form 10-K
period 2011-12-31
Industrial Income Trust Inc.
filed 2012-03-09
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Common Stock, $0.01 Par Value

(Title of Each Class)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was $372.9 million (assuming a market value of $10.00 per share based on our offering price as of the date of this report). No established market exists for the registrant’s common stock.

As of March 2, 2012, the registrant had issued and outstanding 74.8 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise substantially more offering proceeds and effectively deploy the proceeds raised in our public offerings in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), Industrial Income Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

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

Overview

Industrial Income Trust Inc. is a Maryland corporation formed on May 19, 2009 that has operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2010. We were organized to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner. We contribute the proceeds from our public offerings to the Operating Partnership in exchange for limited partnership units. As used herein, the terms “Industrial Income Trust,” the “Company”, “we,” “our,” or “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

In August 2011, we entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in a portfolio of industrial properties located in major U.S. distribution markets. We have a 51% ownership interest in the unconsolidated joint venture.

As of December 31, 2011, we owned and managed a portfolio of consolidated and unconsolidated properties that included 112 industrial buildings totaling approximately 20.1 million square feet with 254 tenants in 14 major industrial markets throughout the U.S. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 94 buildings totaling approximately 15.8 million square feet in 14 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through the unconsolidated joint venture, consisted of 18 buildings totaling approximately 4.3 million square feet in six markets. We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our operating results and Item 2, “Properties,” for further details concerning our portfolio.

On December 18, 2009, we commenced an initial public offering (the “Offering”) of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2011, we had raised gross proceeds of $601.8 million from the sale of 60.7 million shares of our common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of our common stock through our distribution reinvestment plan.

We have filed a registration statement on Form S-11 (Registration No. 333-175340) with the Securities and Exchange Commission (“SEC”) in connection with the proposed offering of up to $2.4 billion in shares of common stock, including $600.0 million in shares to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of a third amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2012, by and among us, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets, or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Prior to the Offering, our sole investors were the Advisor and the Sponsor, which purchased 20,000 shares and 200 shares of our common stock, respectively. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 11 of Notes to Consolidated Financial Statements” for additional information.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Investment Strategy

We will continue to focus our investment activities on, and use the proceeds of our public offerings principally for, the acquisition, development, and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2011, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties” for further detail). Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements, and may include equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors – Risks Associated with Debt Financing” for further detail.

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

Significant Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2011, there were no tenants that individually represented more than 10% of consolidated annualized base rent for the year ended December 31, 2011. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations. See Item 2, “Properties” for further detail about tenant diversification.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates, and us; conflicts with respect to the allocation of the Advisor’s time and its key personnel; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. See Item 1A, “Risk Factors – Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders.

Compliance with Federal, State and Local Environmental Laws

Properties that we acquire, and the properties underlying our investments, are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services.

Additional Information

Our internet address is www.industrialincome.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

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

The Offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate all of our investments prior to purchasing shares of our common stock.

Stockholders will not be able to evaluate the economic merits, transaction terms, or other financial or operational data concerning any of our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities, and to structure the terms of our investments. Because stockholders cannot evaluate any of our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns, and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise a substantial amount through the Offering or future offerings, we will make fewer investments in properties, and will more likely focus on making investments in loans and real estate-related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located, and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Stockholders may be at a greater risk of loss than the Sponsor or the Advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our stockholders, rather than by the Sponsor or the Advisor.

Stockholders will not have the benefit of an independent due diligence review in connection with the Offering and future best efforts offerings, which increases the risk of their investment.

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

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during the Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during the Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program; our stockholders may not be able to sell any of their shares of our common stock back to us; and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we intend to cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although our board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12 month period. See Item 5,

“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further detail regarding the quarterly redemption cap and the aggregate redemption cap. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash, or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension, or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed.

We may continue to have difficulty completely funding our distributions with funds provided by cash flows from operations; therefore, we may use cash flows from financing activities, which include borrowings and sales of assets, cash resulting from a waiver or deferral of fees, interest income from our cash balances, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment in shares of our common stock by creating future liabilities, reducing the return on your investment or otherwise.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operations to fully fund distributions to our stockholders. Distributions for the quarter ended December 31, 2011 were paid from cash flows from operating activities. Distributions for prior periods have been paid from sources other than cash flows from operations. For each quarter through September 30, 2011, all distributions were paid from cash flows from financing activities, which include net proceeds of our public offerings and debt financings (including borrowings secured by our assets). Specifically, for the first two quarters for which we paid distributions, all of our cash distributions were funded through offering proceeds and for each quarter thereafter through September 30, 2011, all of our cash distributions were funded through proceeds from our debt financings. Some or all of our future distributions may be paid from borrowings as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

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

The Offering is a fixed price offering, and the offering price was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore, the purchase price our stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

The Offering is, and the Follow-On Offering will be, a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in the Offering and the Follow-On Offering in its sole discretion. The fixed offering price for shares of our common stock in the Offering has not been based on appraisals for any assets we currently own or may own. The fixed offering price in our public offerings established for shares of our common stock does not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our redemption program, may be less than the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

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

At some point in the future, we may consider internalizing the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. For example, the owners of the advisor for DCT Industrial received 15,111,111 operating partnership units in DCT Industrial’s operating partnership (with a value of $11.25 per operating partnership unit) in connection with the internalization of the advisor for DCT Industrial. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

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

We could suffer from delays in identifying suitable investments. Because we are conducting the Offering and may conduct future offerings, including the Follow-On Offering, on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. An economic downturn in that sector or in those markets could adversely affect our business.

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing a more significant portion of the net proceeds of the Offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. As of December 31, 2011, approximately 11.6% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) and approximately 13.7% of total occupied square footage of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) was represented by tenants in the apparel and clothing industry. Because of this concentration, we may be particularly vulnerable to economic downturns in this industry. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

The geographic concentration of our properties in California and Chicago, Illinois makes our business particularly vulnerable to adverse conditions affecting these markets.

As of December 31, 2011, 19 of our buildings were located in California, with 10 in the Inland Empire market, five in the San Francisco Bay Area market, and four in the Los Angeles market, and represented approximately 26.0% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) and 25.4% of total rentable square footage of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). Because of this concentration, we may be vulnerable to adverse conditions affecting California, including general economic conditions, increased competition, real estate conditions, terrorist attacks, earthquakes and wildfires, and other natural disasters occurring in this region. Also, as of December 31, 2011, 12 of our buildings were located in Chicago, Illinois and represented approximately 13.6% of annualized base rent and approximately 12.2% of total rentable square footage (assuming 100% ownership of our unconsolidated properties). Accordingly, we may be vulnerable to adverse conditions affecting the Chicago, Illinois market as well. In addition, we cannot assure our stockholders that these markets will continue to grow or remain favorable to the industrial real estate industry.

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

Dislocations and liquidity disruptions in the capital and credit markets as have been experienced during 2011, 2010, and 2009 could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

In 2011, the U.S. government increased its borrowing capacity under the federal debt ceiling. Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook. In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union, or EU, governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause further disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

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

Until we invest the proceeds of the offering in additional properties, debt and other investments, we generally plan to hold those funds in permitted investments that are consistent with preservation of liquidity and safety. Subject to applicable REIT rules, the investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. There can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments for the year ended December 31, 2011 was minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

We have invested, and may in the future invest, in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

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

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to the Offering.

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

Over the past few years, the global economic downturn has negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and has resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Economic conditions could also adversely affect the financial condition of the tenants that occupy our properties and, as a result, their ability to pay us rents. Although overall vacancy rates have decreased in the past several quarters and the economy is showing signs of recovery, we believe that the risks associated with our business could be more severe if the economy deteriorated further or commercial real estate values continue to decline. Our revenues will decline and our ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

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

Delays we encounter in the acquisition, development, and construction of properties could adversely affect our stockholders returns. To the extent that such disruptions continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders returns until the capital is invested.

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

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

Actions of joint venture partners could negatively impact our performance.

We have, and may continue to, enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event”, which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract tenants to properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various aspects of the legislation may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisers, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. We expect that the Dodd-Frank Act, together with the significant rulemaking that it requires, will create a new financial regulatory environment that may significantly increase our costs.

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

If a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from the Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

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

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real estate assets before non-cash reserves and depreciation and (b) the aggregate cost of our debt and other assets. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, Dividend Capital Total Realty Trust Inc. (“Total Realty Trust”), Fundcore Institutional Income Trust Inc. and one or more additional debt funds that an affiliate of the Sponsor, Fundcore Finance Group LLC, may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate (which, together with Fundcore Institutional Income Trust Inc., we refer to herein collectively as the “Fundcore Funds”). We are not able to estimate the amount of time that such management personnel, other employees, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other employees, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. We expect that as our investment activities expand, the Advisor will attempt to hire additional employees; however, there can be no assurance that the Advisor’s affiliates and related parties will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

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

•	Property sales, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities if allocated to other programs or business ventures instead of us.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of tenants for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, Anne G. DeMarco, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

The fees we pay to affiliates in connection with the public offering of shares of our common stock and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates for services they provide to us in connection with the public offering of shares of our common stock and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

As of December 31, 2011, we had paid, in the aggregate, $83.3 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $36.4 million of sales commissions, of which a substantial portion was reallowed to third parties, $14.9 million of acquisition fees, $14.7 million of dealer manager fees, $10.3 million of organization and offering expenses, $5.3 million of asset management fees, and $1.7 million of other expenses. As of December 31, 2011, the amount due to affiliates was $6.4 million, which related to unreimbursed fees and expenses incurred by certain affiliates.

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

Sponsor affiliated entities may have, and additional entities (including those that may be advised by Sponsor affiliated entities or in which Sponsor affiliated entities own interests) may be given, priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event there are investments that are equally suitable for both Total Realty Trust and us, we will have priority to acquire or invest in (i) industrial properties located in the U.S. or Mexico or (ii) debt investments related to industrial properties located in the U.S. or Mexico if such debt is intended to provide us with the opportunity to acquire the equity ownership in the underlying industrial asset, and Total Realty Trust will have priority for all other real estate or debt investment opportunities. One of our independent directors, Mr. Charles Duke, is also an independent director for Total Realty Trust and currently holds options to purchase 30,000 shares of common stock of Total Realty Trust. If there are any transactions or policies affecting us and Total Realty Trust, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions. In addition, the Fundcore Funds are advised by an affiliate of our Sponsor and are in the business of originating commercial loans with respect to many different asset classes, including industrial properties. Given the nature of our business, it is not expected that we generally will be seeking investment opportunities that are similar to the loans that the Fundcore Funds originate. If it is determined in the future that we are seeking investment opportunities that are similar to the loans that the Fundcore Funds are originating, then we will undertake to establish a reasonable allocation method for such opportunities, subject to the approval of a majority of our independent directors.

If we invest a percentage of the net proceeds of the Offering in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the net proceed from the Offering in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with the Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax.

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

We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of the Offering. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

We indirectly own equity interests in multiple wholly-owned subsidiaries of the unconsolidated joint venture (“Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. We intend that each Subsidiary REIT will elect to be treated, and will qualify, as a REIT. Each Subsidiary REIT is subject to, and must comply with, the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described above under the caption “Risks Related to Our Taxation as REIT” apply to each of the Subsidiary REITs. If a Subsidiary REIT failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we too may fail to qualify as REIT in the event that one or more Subsidiary REITs fails to qualify as a REIT.

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

These and other requirements are intended to provide benefits and/or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect or intend to register as an investment company under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and the SEC staff interpretations. The Company and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to assure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test.

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets (as such terms are used under the Investment Company Act), and no more than 20% may be comprised of assets that are neither qualifying assets nor real estate-related assets. Qualifying assets for this purpose include certain mortgage loans and other assets that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets that do not qualify for treatment as qualifying assets, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff policies regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

In addition to the exceptions and exemptions discussed above, we, the Operating Partnership and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exemption provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions discussed above or other exemptions from the definition of investment company under the Investment Company Act upon which we may rely, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

If the Company or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

As of December 31, 2011, we owned and managed a portfolio of consolidated and unconsolidated properties that included 112 industrial buildings totaling approximately 20.1 million square feet with 254 tenants in 14 major industrial markets throughout the U.S. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 94 buildings totaling approximately 15.8 million square feet in 14 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through the unconsolidated joint venture, consisted of 18 buildings totaling approximately 4.3 million square feet in six markets. All properties are individually managed by independent third party property managers that we hire. Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple tenants, are typically comprised of multiple buildings. The following table describes the types and characteristics of our industrial buildings, including the percentage of total square footage represented by each type of building, as of December 31, 2011:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-tenant	80.9%	77.5%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-tenant	16.4	19.0
Flex industrial	Includes assembly or research and development, primarily multi-tenant	2.7	3.5

		100.0%	100.0%

(1)	Reflects both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Reflects only our consolidated properties.

Portfolio Overview and Market Diversification. The following table describes our portfolio, by market, as of December 31, 2011:

		Rentable Square Feet			Annualized Base Rent (3)		Percent of Annualized Base Rent
Market	Number of Buildings	Total (1)	Consolidated (2)	Occupancy Rate (1)	Total (1)	Our Share (4)	Total (1)	Our Share (4)
		(in thousands)			(in thousands)
Inland Empire	10	3,822	1,874	98.3%	$15,035	$11,802	18.1%	15.7%
Chicago	12	2,448	1,434	91.6	11,328	8,834	13.6	11.8
Pennsylvania	18	2,627	2,627	98.1	10,671	10,671	12.8	14.2
Atlanta	8	3,572	3,572	98.9	10,527	10,527	12.7	14.0
Dallas	16	2,075	1,246	95.3	8,161	6,735	9.8	9.0
Houston	14	1,091	1,091	87.9	6,363	6,363	7.7	8.4
Baltimore	5	1,235	1,017	82.5	6,051	5,554	7.3	7.4
San Francisco Bay Area	5	808	721	100.0	5,165	4,832	6.2	6.4
Portland	13	475	475	97.1	3,010	3,010	3.6	4.0
South Florida	2	392	392	89.7	2,489	2,489	3.0	3.3
Seattle / Tacoma	3	668	668	37.7	1,589	1,589	1.9	2.1
Los Angeles	4	462	263	57.1	1,434	1,434	1.7	1.9
Tampa	1	147	147	100.0	889	889	1.1	1.2
New Jersey	1	252	252	49.9	427	427	0.5	0.6

Total / Weighted-Average	112	20,074	15,779	92.0%	$83,139	$75,156	100.0%	100.0%

(1)	Reflects both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Reflects only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2011, multiplied by twelve. If free rent is granted, then the first positive rent value is used.

(4)	Our share of annualized base rent reflects 100% of our consolidated properties and our proportionate share of the annualized base rent from unconsolidated properties.

Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to ten years, and often include renewal options.

Lease Expirations. As of December 31, 2011, the weighted-average remaining lease term was approximately six years, excluding renewal options. The following table summarizes the lease expirations of our operating properties for leases in place as of December 31, 2011, without giving effect to the exercise of renewal options or termination rights, if any:

	Rentable Square Feet		Percent of Rentable Square Feet		Annualized Base Rent (3)		Percent of Annualized Base Rent
Year	Total (1)	Consolidated (2)	Total (1)	Consolidated (2)	Total (1)	Our Share (4)	Total (1)	Our Share (4)
	(in thousands)				(in thousands)
2012	1,615	1,220	8.0%	7.7%	$8,659	$7,598	10.4%	10.1%
2013	2,531	1,865	12.6	11.8	13,303	11,758	16.0	15.7
2014	1,457	457	7.3	2.9	6,946	4,820	8.4	6.4
2015	1,231	1,074	6.1	6.8	6,479	6,196	7.8	8.2
2016	2,296	2,192	11.4	13.9	10,158	9,906	12.2	13.2
2017	844	844	4.2	5.4	3,622	3,622	4.4	4.8
2018	2,400	2,350	12.0	14.9	10,679	10,610	12.8	14.1
2019	1,583	1,135	7.9	7.2	8,239	7,476	9.9	10.0
2020	577	427	2.9	2.7	3,188	2,950	3.8	3.9
2021 and thereafter	3,941	2,946	19.6	18.7	11,866	10,220	14.3	13.6
Vacant	1,599	1,269	8.0	8.0	N/A	N/A	N/A	N/A

Total	20,074	15,779	100.0%	100.0%	$83,139	$75,156	100.0%	100.0%

(1)	Reflects both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Reflects only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2011, multiplied by twelve. If free rent is granted, then the first positive rent value is used.

(4)	Our share of annualized base rent reflects 100% of our consolidated properties and our proportionate share of the annualized base rent from unconsolidated properties.

Tenant Diversification. The following table reflects our five largest tenants, based on annualized base rent, which occupied a combined 4.6 million square feet as of December 31, 2011:

		Percent of Annualized Base Rent		Percent of Occupied Square Feet
Tenant	Market	Total (1)	Our Share (2)	Total (1)	Consolidated (3)
Hanesbrands Inc.	Inland Empire	6.9%	7.6%	7.1%	9.0%
Home Depot USA Inc.	Pennsylvania	3.7%	4.1%	4.5%	5.7%
Solo Cup Company	Atlanta	3.7%	4.1%	7.0%	9.0%
FedEx Corporation	Chicago / Pennsylvania	2.9%	3.3%	2.1%	2.6%
Harbor Freight Tools	Inland Empire	2.9%	1.6%	4.2%	N/A

(1)	Reflects both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Our share of annualized base rent reflects 100% of our consolidated properties and our proportionate share of the annualized base rent from unconsolidated properties.

(3)	Reflects only our consolidated properties.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our tenants as of December 31, 2011:

		Annualized Base Rent (1)		Percent of Annualized Base Rent		Occupied Square Feet		Percent of Occupied Square Feet

	Number of Leases	Total (2)	Our Share (3)	Total (2)	Our Share (3)	Total (2)	Consolidated (4)	Total (2)	Consolidated (4)
Industry
		(in thousands)				(in thousands)
Apparel / Clothing	6	$9,628	$9,628	11.6%	12.8%	2,523	2,523	13.7%	17.4%
Home Improvement	12	9,460	7,845	11.4	10.4	2,659	1,660	14.4	11.4
Transportation / Logistics	17	8,943	7,878	10.8	10.5	1,637	1,182	8.9	8.1
Construction / Engineering	28	5,279	4,928	6.3	6.6	1,164	910	6.3	6.3
Home Furnishings	11	4,665	2,845	5.6	3.8	1,036	185	5.6	1.3
Auto	14	4,117	3,225	5.0	4.3	662	330	3.5	2.3
Food Beverage	13	4,093	3,371	4.9	4.5	803	478	4.3	3.3
Computer / Electronics	5	4,080	4,080	4.9	5.4	648	648	3.5	4.5
Medical Products / Equipment	13	3,697	3,557	4.4	4.7	954	855	5.2	5.9
Supermarket	6	3,203	3,203	3.9	4.3	718	718	3.9	4.9
Other	130	25,974	24,596	31.2	32.7	5,671	5,021	30.7	34.6

Total	255	$83,139	$75,156	100.0%	100.0%	18,475	14,510	100.0%	100.0%

(1)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2011, multiplied by twelve. If free rent is granted, then the first positive rent value is used.

(2)	Reflects both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(3)	Our share of annualized base rent reflects 100% of our consolidated properties and our proportionate share of the annualized base rent from unconsolidated properties.

(4)	Reflects only our consolidated properties.

Debt Obligations. As of December 31, 2011, all of our consolidated properties, with a gross book value of $932.0 million, were encumbered by mortgage indebtedness totaling $509.8 million, having a weighted-average interest rate (including the effects of an interest rate swap) of 4.37%. See “Note 6 of Notes to Consolidated Financial Statements” and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited, to a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. We presently intend to consider alternatives for effecting a Liquidity Event for our stockholders beginning generally after seven to ten years following the investment of substantially all of the net proceeds from all offerings made by us. Although this is our present intention, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. Alternatively, we may seek to complete a Liquidity Event earlier than seven years following the investment of substantially all of the net proceeds from all offerings made by us. For purposes of the time frame for seeking a Liquidity Event, investment of “substantially all” of the net proceeds means the equity investment of 90% or more of the net proceeds from all offerings made by us.

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

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in the offering and sale of shares of our common stock pursuant to the Offering or that may participate in any future offering of our shares in their efforts to comply with FINRA Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that, as of December 31, 2011, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Offering has not been based on appraisals for any assets we currently own or may own. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in this primary share offering or a subsequent offering of primary shares, we intend to use the most recent primary offering price as the estimated per share value. We will continue to use the most recent primary share offering price as the estimated per share value until 18 months following the date on which the most recently completed primary offering has expired or been terminated. Following such 18-month period, and if we have not commenced a subsequent offering of primary shares, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete.

Holders

As of March 2, 2012, we had 74.8 million shares of our common stock outstanding, held by a total of 20,774 stockholders, including shares held by our affiliates.

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited, interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange or if a secondary market is otherwise established.

After our stockholders have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described below. Our board of directors reserves the right in its sole discretion at any time and from time to time to waive the one-year holding period and either of the Redemption Caps (as defined below) in the event of the disability (as such term is defined in the Code) of a stockholder; reject any request for redemption for any reason; or reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described below. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption

Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding, as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (the “Aggregate Redemption Cap,” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemption of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock in any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued by the SEC staff that would allow such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension, or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such price), as calculated in accordance with policies and procedures developed by our board of directors. If our board of directors decides to materially amend, suspend, or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment, or termination of our share redemption program.

For the year ended December 31, 2011, we received eligible redemption requests related to approximately 0.2 million shares of our common stock, which we redeemed for an aggregate amount of approximately $1.7 million using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

The table below summarizes the redemption activity for the three months ended December 31, 2011:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2011	-	$-	-	-
November 30, 2011	-	-	-	-
December 31, 2011	124,317	9.47	124,317	-

Total	124,317	$9.47	124,317	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and results of Operations – Subsequent Events” for a description of certain amendments to the share redemption program that will take effect on June 1, 2012.

Distributions

Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010 and 2011 and for the first quarter of 2012. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period.

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds, although offering proceeds will no longer be used. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines distributions and sources of funds used to pay cash distributions. Refer to “Capital Resources and Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail on distributions.

		Amount				Source of Distributions Paid in Cash
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions	Provided by Operating Activities (1)		Provided by Financing Activities (2)
2011
March 31	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534	$-	- %	$1,818,654	100%
June 30	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983	-	-	2,795,711	100
September 30	October 17, 2011	$0.15625	3,776,204	2,893,403	6,669,607	-	-	3,776,204	100
December 31	January 17, 2012	$0.15625	4,775,168	3,652,789	8,427,957	4,775,168	100	-	-

Total			$13,165,737	$10,155,344	$23,321,081	$4,775,168	36%	$8,390,569	64%

2010
March 31 (3)	July 15, 2010	$0.15625	$255	$528	$783	$-	- %	$255	100%
June 30	July 15, 2010	$0.15625	120,865	179,420	300,285	-	-	120,865	100
September 30	October 15, 2010	$0.15625	400,584	449,762	850,346	-	-	400,584	100
December 31	January 18, 2011	$0.15625	941,979	843,861	1,785,840	-	-	941,979	100

Total			$1,463,683	$1,473,571	$2,937,254	$-	- %	$1,463,683	100%

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended December 31, 2011 were $6.7 million.

(2)	For the three months ended March 31, 2010 and June 30, 2010, 100% of cash distributions provided by financing activities, as determined on a GAAP basis, were funded through offering proceeds. For the other periods presented, 100% of cash distributions provided by financing activities, as determined on a GAAP basis, were funded through proceeds from our debt financings. See the Funds from Operations (“FFO”) and Company-Defined FFO table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Distributions were declared for the one day, March 31, 2010, which was the day we broke escrow.

Use of Proceeds

On December 18, 2009, our Registration Statement on Form S-11 (File No. 333-159445), covering the Offering of up to $2.0 billion in shares of our common stock, was declared effective under the Securities Act of 1933. The Offering commenced on December 18, 2009 and was initially expected to end no later than two years after the initial effective date of the Offering, but was extended by our board of directors for up to an additional one year period, expiring on December 18, 2012. We presently anticipate that the Offering will terminate on or about April 16, 2012, and we expect to commence the Follow-On Offering immediately thereafter. We reserve the right to further extend or terminate the Offering at any time.

As of December 31, 2011, we had raised gross proceeds of $601.8 million from the sale of 60.7 million shares of our common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of our common stock through our distribution reinvestment plan. As of that date, 141.9 million shares remained available for sale pursuant to the Offering, including 51.8 million shares available for sale through our distribution reinvestment plan.

The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (May 19, 2009) to December 31, 2011
Sales commissions	$36,981
Dealer manager fees	14,968
Organization and offering expenses	10,531

Total direct selling costs	$62,480

Offering proceeds, net of direct selling costs	$539,283

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

As of December 31, 2011, we have acquired, through our wholly-owned subsidiaries or through our 51% ownership interest in the unconsolidated joint venture, 112 industrial buildings totaling approximately 20.1 million square feet for an aggregate total purchase price of approximately $1.2 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. Of the aggregate total purchase price amount, $260.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, was acquired by the unconsolidated joint venture.

As noted above under “Distributions,” we used $121,120 of offering proceeds to fund distributions. No subsequent cash distributions have been funded through offering proceeds.

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

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands, except per share data)	2011	2010
Operating data:
Total revenues	$51,650	$4,105	$-
Total operating expenses	$60,295	$11,342	$854
Total other expenses	$(16,708)	$(988)	$-
Net loss	$(25,353)	$(8,225)	$(854)
Net loss attributable to common stockholders	$(25,353)	$(8,225)	$(78)
Net loss per common share - basic and diluted	$(0.68)	$(1.74)	$-
Distributions declared per common share - annualized	$0.625	$0.625	$-
Cash flow data:
Net cash provided by (used in) operating activities	$2,234	$(6,643)	$(17)
Net cash used in investing activities	$(743,374)	$(228,691)	$-
Net cash provided by financing activities	$726,440	$262,782	$203

	As of December 31,
	2011	2010	2009
Balance sheet data:
Net investment in properties	$907,412	$225,554	$-
Investment in unconsolidated joint venture	$64,788	$-	$-
Cash and cash equivalents	$12,934	$27,634	$186
Total assets	$1,013,225	$261,171	$2,185
Debt	$509,846	$125,713	$-
Total liabilities	$540,432	$138,271	$2,835
Total stockholders’ equity	$472,792	$122,899	$(652)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

Industrial Income Trust Inc. is a Maryland corporation formed on May 19, 2009 that has operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2010. We were organized to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

In August 2011, we entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in a portfolio of industrial properties located in major U.S. distribution markets. We have a 51% ownership interest in the unconsolidated joint venture.

As of December 31, 2011, we owned and managed a portfolio of consolidated and unconsolidated properties that included 112 industrial buildings totaling approximately 20.1 million square feet with 254 tenants in 14 major industrial markets throughout the U.S. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 94 buildings totaling approximately 15.8 million square feet in 14 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through the unconsolidated joint venture, consisted of 18 buildings totaling approximately 4.3 million square feet in six markets. We currently operate as one reportable segment comprised of industrial real estate.

On December 18, 2009, we commenced the Offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2011, we had raised gross proceeds of $601.8 million from the sale of 60.7 million shares of our common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of our common stock through our distribution reinvestment plan.

We have filed a registration statement on Form S-11 (Registration No. 333-175340) with the SEC in connection with the proposed offering of up to $2.4 billion in shares of common stock, including $600.0 million in shares to be issued pursuant to our distribution reinvestment plan. As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. On February 21, 2012, our board of directors determined that the primary offering shares would be offered at $10.40 per share and distribution reinvestment plan shares would be offered at $9.88 per share in the Follow-On Offering.

As of December 31, 2011, we have used, and we intend to continue to use, the net proceeds from our public offerings primarily to make investments in real estate assets. We may use the net proceeds from our public offerings to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with our public offerings and a relative decrease in liquidity as proceeds from our public offerings are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our loans may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of December 31, 2011 and December 31, 2010, the debt leverage ratio of our consolidated real estate assets (calculated as the book value of our debt to total assets) was 50.3% and 48.1%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economic environment has improved over the past two years, including: (i) ten consecutive quarters of positive gross domestic product (“GDP”) growth; (ii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iii) positive net absorption in certain markets; and (iv) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. The rentable square footage under lease for our consolidated and unconsolidated properties was 92.0% (97.6% excluding our value-add properties) as of December 31, 2011 and 97.6% as of December 31, 2010. We did not own any

value-add properties during 2010. Properties are considered value-add properties when they have certain occupancy levels, lease terms, and/or projected capital improvement requirements that differ from our core operating portfolio characteristics. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

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

RESULTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009	Increase (Decrease)
(in thousands, except per share data)	2011	2010		2011 vs. 2010	2010 vs. 2009
Rental revenues	$51,650	$4,105	$-	$47,545	$4,105
Rental expenses	(11,131)	(994)	-	(10,137)	(994)

Net operating income	40,519	3,111	-	37,408	3,111
Organization expenses	-	2	137	(2)	(135)
Real estate-related depreciation and amortization	22,481	1,577	-	20,904	1,577
General and administrative expenses	3,840	1,900	717	1,940	1,183
Asset management fees, related party	4,868	428	-	4,440	428
Acquisition-related expenses, related party	10,378	4,527	-	5,851	4,527
Acquisition-related expenses	7,597	1,914	-	5,683	1,914
Equity in loss of unconsolidated joint venture	2,034	-	-	2,034	-
Interest expense and other	14,674	988	-	13,686	988

Net loss	(25,353)	(8,225)	(854)	(17,128)	(7,371)
Net loss attributable to noncontrolling interests	-	-	776	-	(776)

Net loss attributable to common stockholders	$ (25,353)	$(8,225)	$(78)	$(17,128)	$(8,147)

Weighted-average shares outstanding	37,423	4,738	-	32,685	4,738

Net loss per common share -basic and diluted	$(0.68)	$(1.74)	$-	$1.06	$(1.74)

The SEC declared the registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010, in connection with the acquisition of our first property.

As of December 31, 2011, we owned and managed a portfolio of consolidated and unconsolidated properties that consisted of 112 industrial buildings comprised of approximately 20.1 million square feet as compared to 25 industrial buildings comprised of approximately 3.4 million square feet as of December 31, 2010. During 2011, we acquired 87 buildings comprised of approximately 16.7 million square feet for an aggregate purchase price of $962.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, including 18 buildings comprised of approximately 4.3 million square feet for an aggregate total purchase price of $260.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, acquired through our 51% ownership interest in the unconsolidated joint venture. This compares to our acquisition of 25 buildings in 2010, comprised of approximately 3.4 million square feet for an aggregate purchase price of $226.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Refer to “Note 3 of Notes to Consolidated Financial Statements” for further detail regarding our acquisitions. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from the Offering and debt financings.

As we are currently in the acquisition phase of our life cycle and the results of our operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, the results of operations for the years ended December 31, 2011 and 2010 and for the period from Inception (May 19, 2009) to December 31, 2009 are not directly comparable. Our results of operations for the year ended December 31, 2011 are not indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of properties acquired during 2010 and 2011 and as a result of the additive effect of anticipated future acquisitions of industrial properties. A description of the significant components that make up our results of operations is as follows:

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and tenant reimbursement revenue. Same store sales information is not provided due to the fact that all 25 buildings acquired in 2010 were acquired during the last six months of 2010 and therefore there is less than a full year of results for such properties for the year ended December 31, 2010.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs.

General and Administrative Expenses. General and administrative expenses primarily include expense reimbursements related to administrative services the Advisor provides to us in connection with our day-to-day operations, including certain related personnel costs and professional fees primarily related to legal and accounting expenses. General and administrative expenses are expected to continue to increase as operations expand with the acquisition of additional industrial properties and increased personnel at the Advisor providing services to us.

Asset Management Fees, Related Party. Related party asset management fees include the monthly fee paid to the Advisor for the management of our properties on our behalf. Related party asset management fees are expected to continue to increase as our portfolio continues to grow.

Acquisition-Related Expenses, Related Party. Related party acquisition expenses consist of the acquisition fee payable to the Advisor upon the completion of an acquisition.

Acquisition-Related Expenses. Acquisition-related expenses are those expenses incurred in relation to acquisitions that are paid to third parties, including legal fees, due diligence expenses, and other closing costs.

Equity in Loss of Unconsolidated Joint Venture. Equity in loss of unconsolidated joint venture relates to our proportionate share of the unconsolidated joint venture’s net loss.

Interest Expense. Interest expense is the result of the mortgage note and line of credit financings we have entered into in conjunction with our property acquisitions and other operating funding needs. Our weighted-average interest rate as of December 31, 2011 and 2010 was 4.37% and 5.06%, respectively.

HOW WE MEASURE OUR PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the year ended December 31, 2011 and 2010, NOI was $40.5 million and $3.1 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint venture, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis — Results of Operations” for a reconciliation of our net loss to NOI for the years ended December 31, 2011 and 2010.

Funds from Operations (“FFO”) and Company-Defined FFO

We believe that FFO and Company-Defined FFO, in addition to net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

Company-Defined FFO. Similar to FFO, Company-Defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes one-time acquisition-related costs, including acquisition fees paid to the Advisor, that are characterized as operating expenses in determining net loss under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-Defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. We use Company-Defined FFO to, among other things: (i) be useful in evaluating and comparing the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine exit strategies. We believe Company-Defined FFO could facilitate a comparison to other REITs that are not engaged in acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-Defined FFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-Defined FFO.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands, except per share data)	2011	2010
Net loss	$(25,353)	$(8,225)	$(854)

Net loss per common share	$(0.68)	$(1.74)	$-

Reconciliation of net loss to FFO:
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	22,481	1,577	-
Real estate-related depreciation and amortization in unconsolidated joint venture	1,505	-	-

FFO	$(1,367)	$(6,648)	$(854)

FFO per common share	$(0.04)	$(1.40)	$-

Reconciliation of FFO to Company-Defined FFO:
FFO	$(1,367)	$(6,648)	$(854)
Add (deduct) Company adjustments:
Acquisition costs	17,975	6,441	-
Acquisition costs in unconsolidated joint venture	1,574	-	-

Company-Defined FFO	$18,182	$(207)	$(854)

Company-Defined FFO per common share	$0.49	$(0.04)	$-

Weighted-average shares outstanding	37,423	4,738	-

The SEC declared our initial registration statement for the Offering effective on December 18, 2009. We broke escrow for the Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. As such, we believe the aggregate FFO loss of $1.4 million, or $0.04 per share, for the year ended December 31, 2011 as compared to the aggregate distributions declared of $23.3 million, or $0.625 per share, for the year ended December 31, 2011 is not indicative of future performance. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds during the short- and long-term are and will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our public offerings, debt financings, and cash flows generated by our real estate operations. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from cash flows from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through debt financings. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of the board of directors and, under certain circumstances, the investment committee or other committees established by the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our cash on hand, cash flows from operations, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands)	2011	2010
Total cash provided by (used in):
Operating activities	$2,234	$(6,643)	$(17)
Investing activities	(743,374)	(228,691)	-
Financing activities	726,440	262,782	203

Net (decrease) increase in cash	$(14,700)	$27,448	$186

Cash provided by operating activities increased by $8.9 million in 2011 as compared to 2010 primarily due to a lower net use of cash in operations and an increase in cash generated from working capital. Cash used in operating activities increased by $6.6 million during 2010 as compared to 2009 primarily due to the increase in net loss as a result of acquiring properties, which resulted in the incurrence of acquisition-related expenses and higher general and administrative expenses.

Cash used in investing activities during 2011 increased by $514.7 million as compared to 2010 and increased by $228.7 million during 2010 as compared to 2009, primarily due to our increased acquisition activity. During 2011, we acquired 69 buildings comprised of approximately 12.4 million square feet for an aggregate purchase price of $701.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, as compared to during 2010, when we acquired 25 buildings comprised of approximately 3.4 million square feet for an aggregate purchase price of $226.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In addition, we invested $73.5 million through the unconsolidated joint venture, which acquired 18 buildings comprised of approximately 4.3 million square feet during 2011. We did not acquire any properties in 2009.

Cash provided by financing activities during 2011 increased by $463.7 million as compared to 2010 and increased by $262.6 million during 2010 as compared to 2009, primarily as a result of us raising $247.9 million and $140.2 million of net proceeds from the Offering during 2011 and 2010, respectively, as well as an increase of $428.7 million during 2011 and $125.9 million during 2010 of mortgage note financings and borrowings under our lines of credit in connection with our 2011 and 2010 acquisitions.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As amended in December 2011, we entered into a line of credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of December 31, 2011, we had $102.8 million outstanding under the line of credit with a weighted-average interest rate of 2.81% and the unused portion was approximately $57.2 million, of which approximately $3.1 million was available based on the collateral currently provided under the loan agreement.

In June 2011, we entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of December 31, 2011, we had $7.0 million outstanding under the line of credit with a weighted-average interest rate of 3.81%; approximately $33.0 million remained available.

Mortgage Note Financings. As of December 31, 2011, we had property-level borrowings of $400.1 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average fixed interest rate of 4.79%, which reflects the effect of an interest rate swap agreement. Refer to “Note 6 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings under our lines of credit. We were in compliance with all debt covenants as of December 31, 2011.

Offering Proceeds. As of December 31, 2011, the gross proceeds raised from the Offering were $601.8 million ($539.3 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a quarterly basis. Distributions for the quarter ended December 31, 2011 were paid from cash flows from operating activities, as determined on a GAAP basis. Distributions for prior periods have been paid from sources other than cash flows from operating activities. For each quarter through September 30, 2011, all distributions were paid from cash flows from financing activities, as determined on a GAAP basis, which include net proceeds from our public offerings and debt financings (including borrowings secured by our assets). Specifically, for the first two quarters for which we paid distributions, all of our cash distributions were funded through offering proceeds and for each quarter thereafter through September 30, 2011, all of our cash distributions were funded through proceeds from our debt financings. Some or all of our future distributions may be paid from sources such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets) and sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first quarter of 2012.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table provides information relating to our distributions and outlines the GAAP sources of funds used to pay cash distributions:

		Amount				Source of Distributions Paid in Cash
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions	Provided by Operating Activities (1)		Provided by Financing Activities (2)
2011
March 31	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534	$-	- %	$1,818,654	100%
June 30	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983	-	-	2,795,711	100
September 30	October 17, 2011	$0.15625	3,776,204	2,893,403	6,669,607	-	-	3,776,204	100
December 31	January 17, 2012	$0.15625	4,775,168	3,652,789	8,427,957	4,775,168	100	-	-

Total			$13,165,737	$10,155,344	$23,321,081	$4,775,168	36%	$8,390,569	64%

2010
March 31 (3)	July 15, 2010	$0.15625	$255	$528	$783	$-	- %	$255	100%
June 30	July 15, 2010	$0.15625	120,865	179,420	300,285	-	-	120,865	100
September 30	October 15, 2010	$0.15625	400,584	449,762	850,346	-	-	400,584	100
December 31	January 18, 2011	$0.15625	941,979	843,861	1,785,840	-	-	941,979	100

Total			$1,463,683	$1,473,571	$2,937,254	$-	- %	$1,463,683	100%

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended December 31, 2011 were $6.7 million.

(2)	For the three months ended March 31, 2010 and June 30, 2010, 100% of cash distributions provided by financing activities, as determined on a GAAP basis, were funded through offering proceeds. For the other periods presented, 100% of cash distributions provided by financing activities, as determined on a GAAP basis, were funded through proceeds from our debt financings. See the Funds from Operations (“FFO”) and Company-Defined FFO table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Distributions were declared for the one day, March 31, 2010, which was the day we broke escrow.

Refer to “Note 9 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the year ended December 31, 2011, we received eligible redemption requests related to approximately 0.2 million shares of our common stock, which we redeemed for an aggregate amount of approximately $1.7 million using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of the Offering

As of March 2, 2012, we had raised gross proceeds of $741.0 million from the sale of 74.8 million shares of our common stock in the Offering, including $11.6 million from the sale of 1.2 million shares of our common stock through our distribution reinvestment plan. As of that date, 127.8 million shares remained available for sale pursuant to the Offering, including 51.4 million shares available for sale through our distribution reinvestment plan.

Amendments to the Distribution Reinvestment Plan and the Share Repurchase Program

On February 21, 2012, our board of directors determined that we will offer shares of our common stock in the Follow-On Offering at $10.40 per share. In connection with this determination of a new price for the Follow-On

Offering, the board approved and adopted amendments that impact the price at which shares will be reinvested pursuant to our current distribution reinvestment plan and the price at which shares will be redeemed pursuant to our current share redemption program. The amendments are reflected in the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”), and the Third Amended and Restated Share Redemption Program (the “Amended SRP”), each of which will take effect on June 1, 2012.

The Amended DRP reflects that we expect to issue shares pursuant to our distribution reinvestment plan at a price of $9.88 per share. The price pursuant to the current distribution reinvestment plan is $9.50 per share. Accordingly, since the Amended DRP will take effect on June 1, 2012, we expect that shares issued through our distribution reinvestment plan in connection with any distributions declared for the second quarter of 2012, all of which will be aggregated and paid in July 2012, will be issued at this new price of $9.88 per share. All shares issued pursuant to the distribution reinvestment plan in connection with any distributions declared for the first quarter of 2012 will continue to be issued at $9.50 per share.

The Amended SRP amends our current share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, we expect that any shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 and thereafter will be redeemed pursuant to the terms of the Amended SRP. The redemption price per share will be calculated as described in the following excerpt from the Amended SRP:

“After you have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for you to have your shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed (the “Original Purchase Price”), and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that you have held your shares of our common stock subject to redemption, as described in the table below (the “Holding Period Discount Table”), which has been posted on our website at www.industrialincome.com. Except as noted below, the redemption price (the “Redemption Price”) will be calculated by multiplying the Original Purchase Price by the applicable Holding Period Discount. Shares purchased through our distribution reinvestment plan, regardless of the offering in which they were purchased, will not be subject to the Holding Period Discount. With respect to shares of our common stock purchased pursuant to our initial public offering, including shares purchased through our distribution reinvestment plan pursuant to our initial public offering, the Redemption Price will be determined as described above, however the Original Purchase Price paid for such shares first will be increased by 4.0%, which is the amount by which the offering price increased between our initial public offering and our second public offering (the “Initial Offering Adjustment”) subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder, as described below.

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that you seek to redeem all of your shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If you have made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in our second public offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in our initial public offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.”

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2011, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$9,910	$119,480	$26,135	$353,050	$508,575

Total	$9,910	$119,480	$26,135	$353,050	$508,575

(1)	Includes principal and interest on debt. See “Note 6 of Notes to Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is to be applied prospectively and is effective for us beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact our results of operations, financial position, or liquidity.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

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

Impairment of Long-Lived Assets

We review real estate assets at the property level whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate asset and the carrying amount when the estimated future cash flows and the estimated liquidation of the real estate asset are less than the real estate asset carrying amount. Our estimates of future cash flows and liquidation require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

Impairment of Investment in Unconsolidated Joint Venture

We evaluate our investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, the contractual terms of the joint venture agreement, and the expected term of the investment. If we determine the decline in value is other-than-temporary, we recognize an impairment charge to reduce the carrying value of our investment to fair value. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the consolidated financial statements.

Rental Revenue

We recognize rental income on a straight-line basis over the term of each lease. Straight-line rent revenue commences when the tenant assumes control of the leased premises. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is deferred and recorded as a straight-line rent receivable. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The computation of recoverable income from tenants is complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of real estate taxes and operating expenses. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year. We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of December 31, 2011, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of December 31, 2011, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 78.5% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed interest rate debt. As of December 31, 2011, the fair value and carrying value of our fixed rate debt was $409.7 million and $400.1 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of December 31, 2011, variable interest rate debt represented 21.5% of our total debt and consisted of borrowings under our lines of credit. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $109.8 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2011 would change our annual interest expense by approximately $33,000.

Derivative Instruments. We currently have one interest rate swap agreement that effectively converted one of our variable interest rate mortgage notes of $7.6 million to a fixed interest rate mortgage note for the full term. See “Note 6 of Notes to Consolidated Financial Statements” for more information concerning our derivative instrument.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2011 and 2010 and the period from Inception (May 19, 2009) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 and the period from Inception (May 19, 2009) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Denver, Colorado

March 9, 2012

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2011	2010
ASSETS
Land	$206,383	$68,823
Building and improvements	615,422	132,618
Intangible lease assets	111,407	25,884
Construction in progress	666	-

Total investment in properties	933,878	227,325
Less accumulated depreciation and amortization	(26,466)	(1,771)

Net investment in properties	907,412	225,554
Investment in unconsolidated joint venture	64,788	-
Cash and cash equivalents	12,934	27,634
Restricted cash	3,371	7
Straight-line rent and accounts receivable, net of allowances of $207 and $0, respectively	5,011	366
Notes receivable	5,912	-
Deferred financing costs, net of amortization of $864 and $50, respectively	4,129	2,114
Other assets	9,668	5,496

Total assets	$1,013,225	$261,171

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$6,572	$1,601
Debt	509,846	125,713
Tenant prepaids and security deposits	7,512	1,139
Due to affiliates	6,364	6,852
Distributions payable	8,428	1,786
Intangible lease liabilities, net	1,473	1,166
Other liabilities	237	14

Total liabilities	540,432	138,271
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value - 1,000,000 shares authorized, 60,550 and 15,697 shares issued and outstanding, respectively	606	157
Additional paid-in capital	532,901	134,474
Accumulated deficit	(60,488)	(11,814)
Accumulated other comprehensive (loss) income	(227)	82

Total stockholders’ equity	472,792	122,899
Noncontrolling interests	1	1

Total equity	472,793	122,900

Total liabilities and equity	$1,013,225	$261,171

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands, except per share data)	2011	2010
Revenues:
Rental revenues	$51,650	$4,105	$-

Total revenues	51,650	4,105	-

Operating expenses:
Rental expenses	11,131	994	-
Organization expenses	-	2	137
Real estate-related depreciation and amortization	22,481	1,577	-
General and administrative expenses	3,840	1,900	717
Asset management fees, related party	4,868	428	-
Acquisition-related expenses, related party	10,378	4,527	-
Acquisition-related expenses	7,597	1,914	-

Total operating expenses	60,295	11,342	854

Other expenses:
Equity in loss of unconsolidated joint venture	(2,034)	-	-
Interest expense and other	(14,674)	(988)	-

Total other expenses	(16,708)	(988)	-
Net loss	(25,353)	(8,225)	(854)
Net loss attributable to noncontrolling interests	-	-	776

Net loss attributable to common stockholders	$(25,353)	$(8,225)	$(78)

Weighted-average shares outstanding	37,423	4,738	-

Net loss per common share - basic and diluted	$(0.68)	$(1.74)	$-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands)	2011	2010
Net loss attributable to common stockholders	$(25,353)	$(8,225)	$(78)
Unrealized gain (loss) on derivative instruments	(309)	82	-

Comprehensive loss attributable to common stockholders	$(25,662)	$(8,143)	$(78)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Initial issuance of common stock	-	$-	$2	$-	$-	$-	$2
Initial contributions to Operating Partnership	-	-	-	-	-	201	201
Net loss for the period from Inception (May 19, 2009) to December 31, 2009	-	-	-	(78)	-	(776)	(854)
Conversion of Operating Partnership Units to common stock	20	-	(2)	(574)	-	576	-

Balance as of December 31, 2009	20	$-	$-	$(652)	$-	$1	$(651)

Net loss	-	$-	$-	$(8,225)	$-	$-	$(8,225)
Unrealized gain on derivative instruments, net	-	-	-	-	82	-	82
Issuance of common stock	15,677	157	155,555	-	-	-	155,712
Offering costs	-	-	(21,081)	-	-	-	(21,081)
Distribution to stockholders	-	-	-	(2,937)	-	-	(2,937)

Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900

Net loss	-	$-	$-	$(25,353)	$-	$-	$(25,353)
Unrealized loss on derivative instruments, net	-	-	-	-	(309)	-	(309)
Issuance of common stock	45,035	451	445,598	-	-	-	446,049
Offering costs	-	-	(45,433)	-	-	-	(45,433)
Redemptions of common stock	(182)	(2)	(1,738)	-	-	-	(1,740)
Distribution to stockholders	-	-	-	(23,321)	-	-	(23,321)

Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009
(in thousands)	2011	2010
Operating activities:
Net loss	$(25,353)	$(8,225)	$(854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	22,481	1,577	-
Equity in loss of unconsolidated joint venture	2,034	-	-
Straight-line rent and amortization of above- and below-market leases	(2,085)	(46)	-
Bad debt expense	207	-	-
Amortization of financing costs and other	638	55	-
Changes in operating assets and liabilities:
Restricted cash	(658)	-	-
Accounts receivable and other assets	385	(2,222)	-
Accounts payable and other liabilities	5,874	2,097	11
Due to affiliates, exclusive of offering costs for issuance of common stock	(881)	(605)	826
Accrued acquisition costs	(408)	726	-

Net cash provided by (used in) operating activities	2,234	(6,643)	(17)

Investing activities:
Real estate acquisitions	(662,436)	(226,217)	-
Acquisition deposits	(500)	(2,288)	-
Additions to real estate	(4,645)	-	-
Investment in unconsolidated joint venture	(73,503)	-	-
Distribution from unconsolidated joint venture	6,681	-	-
Notes receivable	(5,912)	-	-
Change in restricted cash	(2,706)	(7)	-
Purchases of office equipment	(353)	(179)	-

Net cash used in investing activities	(743,374)	(228,691)	-

Financing activities:
Proceeds from issuance of mortgage notes	244,977	125,910	-
Repayments of mortgage notes	(2,297)	(197)	-
Proceeds from line of credit	183,750	-	-
Repayments of line of credit	(74,000)	-	-
Financing costs paid	(3,025)	(1,969)	-
Proceeds from issuance of common stock	433,467	154,961	2
Proceeds from issuance of Special Units	-	-	1
Proceeds from issuance of Operating Partnership Units	-	-	200
Offering costs for issuance of common stock	(45,359)	(14,772)	-
Distributions paid to common stockholders	(9,333)	(1,151)	-
Redemptions of common stock	(1,740)	-	-

Net cash provided by financing activities	726,440	262,782	203

Net (decrease) increase in cash and cash equivalents	(14,700)	27,448	186
Cash and cash equivalents, at beginning of period	27,634	186	-

Cash and cash equivalents, at end of period	$12,934	$27,634	$186

Supplemental disclosure of cash flow information:
Interest paid	$12,915	$681	$-
Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$5,986	$750	$-
Mortgage notes assumed on real estate acquisitions	30,432	-	-
(Decrease) increase in accrued offering costs	(513)	4,311	-
Acquisition deposits applied to real estate acquisitions	2,289	-	-
Distributions reinvested in common stock	7,346	844	-
Deferred offering costs paid by an affiliate	-	-	1,998

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Industrial Income Trust Inc. (the “Company”) is a Maryland corporation formed on May 19, 2009. As used herein, the “Company,” refers to Industrial Income Trust Inc. and its 100% consolidated subsidiaries except where the context otherwise requires.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate tenants. Although the Company has focused its investment activities primarily on distribution warehouses and other industrial properties, the Company’s charter and bylaws do not preclude it from investing in other types of commercial property or real estate-related debt. As of December 31, 2011, the Company owned and managed a portfolio of consolidated and unconsolidated properties that included 112 industrial buildings totaling approximately 20.1 million square feet with 254 tenants in 14 major industrial markets throughout the U.S. The “consolidated properties,” which are properties the Company manages and are 100% owned, consisted of 94 buildings totaling approximately 15.8 million square feet in 14 markets. The “unconsolidated properties,” which are properties the Company manages and are 51% owned by the Company through the unconsolidated joint venture, consisted of 18 buildings totaling approximately 4.3 million square feet in six markets. The Company operates as one reportable segment comprised of industrial real estate.

The Company currently operates and has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2010. The Company utilizes an umbrella partnership real estate investment trust organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership, of which the Company is the sole general partner and a limited partner. The Company contributes the proceeds from its public offerings to the Operating Partnership in exchange for limited partnership units.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Income Trust Inc., the Operating Partnership, and its wholly-owned subsidiaries as well as amounts related to noncontrolling interests. See “Note 11” for further detail regarding noncontrolling interests. Investments in unconsolidated entities over which we exercise significant influence but do not control are accounted for using the equity method. See “Note 5” for further detail regarding investments in unconsolidated entities. The Company has eliminated intercompany accounts and transactions.

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

Intangible lease assets are amortized to real-estate related depreciation and amortization over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The weighted-average remaining lease term (based on square feet) as of December 31, 2011 was approximately six years.

Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates.

Real estate assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed rate renewal options

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. As of December 31, 2011 and 2010, the Company had not recorded any impairment charges to real estate assets.

Investment in Unconsolidated Joint Venture

Based on an analysis of the Company’s investment under GAAP guidance, which included a determination that the joint venture is not a variable interest entity and that the substantial participating rights described in the GAAP guidance are held by the partner not affiliated with the Company, the Company has determined not to consolidate the joint venture, and to account for its investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s income (loss) and distributions, which is included in investment in unconsolidated joint venture on the consolidated balance sheets. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture in equity in loss of unconsolidated joint venture on the consolidated statements of operations.

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, rights and obligations of the joint venture, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the year ended December 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Restricted Cash

Restricted cash consists of cash held in escrow in connection with certain mortgage note financing requirements and certain contractual tenant improvement expenditures.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Unamortized deferred financing costs are written off if debt is retired before its maturity date.

Derivative Instruments

The Company has one derivative instrument designated as a cash flow hedge. For cash flow hedges, the change in fair value of the derivative instrument that represents changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the consolidated statements of equity until the derivative instrument is settled. The effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Company consolidates the Operating Partnership, and limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Revenue Recognition

The Company recognizes rental income generally on a straight-line basis, beginning at lease commencement and continuing over the term of each lease. There are circumstances which require the Company to evaluate when the lessee has technically taken possession of, or control of, the physical use of the leased asset, thereby allowing the Company to begin recognizing rental income; the Company evaluates these circumstances individually for each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as a component of straight-line rent and accounts receivable. The Company collects deferred rent over the terms of the leases as scheduled rent payments are made. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

Reimbursements owed from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from the Company’s estimates, the estimated reimbursement could be affected and would need to be adjusted appropriately. The Company accrues lease termination income if there is a signed termination letter agreement with a tenant, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. The reimbursements accrued as revenue for the years ended December 31, 2011 and 2010 were $9.5 million and $0.9 million, respectively. There were no reimbursements accrued as revenue for the year ended December 31, 2009.

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

Organization and Offering Expenses

Organization costs are expensed as incurred. Offering costs associated with the Company’s initial public offering (the “Offering”) are charged against the gross proceeds from the Offering. See “Note 10” for additional information regarding organization and offering expenses.

Income Taxes

The Company elected under the Internal Revenue Code of 1986, as amended (the “Code”), to be taxed as a REIT beginning with the tax year ended December 31, 2010. As a REIT, the Company generally is not be subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2011, 2010, and 2009.

Recent Accounting Standards

Recently Adopted Accounting Standards. In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends the FASB’s guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 was early adopted by the Company, as permitted, and became effective for the Company for the year ended December 31, 2011. This updated guidance resulted in a change in the presentation of the Company’s financial statements but did have any impact on the Company’s results of operations, financial position, or liquidity.

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

3.    ACQUISITIONS

2011 Acquisitions

The Company acquired 100% of the following properties during the year ended December 31, 2011:

				Intangibles
(in thousands)	Acquisition Date	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (2)
Rock Quarry 1 & 2	January 19, 2011	$3,106	$19,625	$2,727	$300	$(83)	$25,675
Eagle Falls Distribution Center	January 19, 2011	1,004	6,819	1,218	1,609	-	10,650
Hagerstown Distribution Center	January 27, 2011	5,926	30,154	5,193	-	(123)	41,150
I-20 East Distribution Center	March 29, 2011	2,575	24,372	6,803	-	-	33,750
Regional Distribution Portfolio	June 17, 2011	11,788	89,563	9,775	742	(68)	111,800
Commerce Park Portfolio	June 29, 2011	10,662	18,474	4,802	105	(46)	33,997
Keystone Industrial Portfolio	September 29, 2011	10,585	20,357	4,975	753	(320)	36,350
Chicago Industrial Portfolio	Various	14,179	79,182	7,247	2,144	(91)	102,661
Regional Industrial Portfolio	December 15, 2011	18,772	73,869	11,012	1,516	(669)	104,500
Crossroads Distribution Center	December 15, 2011	13,368	26,646	2,322	164	-	42,500
Other acquisitions (1)	Various	45,595	92,386	16,448	3,842	(31)	158,240

Total properties		$137,560	$481,447	$72,522	$11,175	$(1,431)	$701,273

(1)	Consists of 11 individually non-material acquisitions.

(2)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2012. Total purchase price equals the amount paid, plus any debt assumed.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, including any renewal periods. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
Rock Quarry 1 & 2	5.1
Eagle Falls Distribution Center	8.1
Hagerstown Distribution Center	5.5
I-20 East Distribution Center	10.3
Regional Distribution Portfolio	12.2
Commerce Park Portfolio	1.4
Keystone Industrial Portfolio	4.2
Chicago Industrial Portfolio	4.0
Regional Industrial Portfolio	4.6
Crossroads Distribution Center	5.6
Other acquisitions	3.7

Pro Forma Financial Information (Unaudited). The revenue and net loss from the 2011 acquired properties included in the Company’s consolidated statements of operations for the year ended December 31, 2011, and the revenue and net loss of the combined entities had the date of each acquisition been January 1, 2010 are presented in the table below. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands, except per share data)	2011	2010
Actual:
Total revenues	$28,885	$-

Net loss	$(5,369)	$-

Pro forma:
Total revenues (1)	$85,802	$67,142

Net loss (2)	$(8,878)	$(27,257)

Net loss per common share - basic and diluted	$(0.15)	$(0.45)

Weighted-average shares outstanding (3)	60,550	60,550

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental revenue of $34.2 million and $63.0 million for the years ended December 31, 2011 and 2010, respectively.

(2)	For the year ended December 31, 2011, the pro forma net loss was adjusted to exclude acquisition-related expenses of $17.4 million. For the year ended December 31, 2010, the pro forma net loss was adjusted to include acquisition-related expenses of $16.8 million.

(3)	The pro forma weighted-average shares outstanding for the years ended December 31, 2011 and 2010 was calculated as if all shares outstanding as of December 31, 2011 had been issued at the beginning of each period presented.

2010 Acquisitions

The Company acquired 100% of the following properties during the year ended December 31, 2010:

				Intangibles
(in thousands)	Acquisition Date	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price
Bay Area Portfolio	September 1, 2010	$27,639	$27,374	$3,825	$1,361	$(199)	$60,000
Portland Portfolio	September 30, 2010	5,410	19,535	2,970	147	(62)	28,000
Inland Empire Indian Avenue
Distribution Center	December 29, 2010	15,066	53,787	11,942	-	(795)	80,000
Other acquisitions (1)	Various	20,708	32,043	4,864	775	(173)	58,217

Total properties		$68,823	$132,739	$23,601	$2,283	$(1,229)	$226,217

(1)	Consists of four individually non-material acquisitions.

Pro Forma Financial Information (Unaudited). The following unaudited pro forma financial information reflects adjustments to the Company’s historical financial data to include the effect of the 2010 acquisitions as if they had occurred at the beginning of each period presented. The pro forma adjustments include the Company’s estimate of incremental revenue, rental expense, real estate-related depreciation and amortization expense, asset management fees, and interest expense incurred in conjunction with the related debt financing. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of each period presented and should not be taken as indicative of its future consolidated financial results.

(in thousands, except per share data)	For the Year Ended December 31, 2010	For the Period from Inception (May 19, 2009) to December 31, 2009
Pro forma:
Total revenues	$22,173	$12,079

Net loss	$(1,231)	$(724)

Net loss per common share - basic and diluted	$(0.08)	$(0.05)

Weighted-average shares outstanding (1)	15,697	15,697

(1)	The pro forma weighted-average shares outstanding for the year ended December 31, 2010 and for the period from Inception (May 19, 2009) through December 31, 2009 was calculated as if all shares outstanding as of December 31, 2010 had been issued at the beginning of each period presented.

4.    INVESTMENT IN PROPERTIES

As of December 31, 2011, the Company’s consolidated investment in properties consisted of 94 industrial buildings totaling approximately 15.8 million square feet in 14 markets.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	December 31, 2011			December 31, 2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$96,123	$(14,105)	$82,018	$23,601	$(986)	$22,615
Above-market lease assets (1)	15,284	(2,407)	12,877	2,283	(193)	2,090
Below-market lease liabilities (1)	(1,864)	391	(1,473)	(1,229)	63	(1,166)

(1)	During 2011, the Company recorded a measurement period adjustment to reflect changes in the estimated fair value of the Company’s above- and below-market lease assets and liabilities as a result of finalizing the purchase price allocation for one of the Company’s previous acquisitions. The adjustment recorded was an increase of $1.8 million to above-market lease assets and a decrease of $0.8 million to below-market lease liabilities.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2011, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Leases	Below-Market Leases
2012	$21,000	$3,727	$(377)
2013	14,831	2,470	(317)
2014	11,704	1,728	(303)
2015	10,205	1,469	(228)
2016	8,096	1,173	(150)
Thereafter	16,182	2,310	(98)

Total	$82,018	$12,877	$(1,473)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its tenants under the terms of non-cancelable operating leases in effect as of December 31, 2011, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

(in thousands)	Future Minimum Base Rental Payments
2012	$63,832
2013	59,087
2014	54,340
2015	50,586
2016	43,581
Thereafter	136,864

Total	$408,290

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2011	2010
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,971	$176
Above-market lease asset amortization	(2,214)	(193)
Below-market lease liability amortization	328	63
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$9,362	$591
Intangible lease asset amortization	13,119	986

There was no straight-line rent adjustment, above- and below-market lease amortization, or real estate-related depreciation and amortization expense for 2009.

5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In August 2011, the Company, through two of its subsidiaries, entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor and formed the IIT North American Industrial Fund I Limited Partnership. The joint venture was formed for purposes of jointly investing in a portfolio of industrial properties located in major U.S. distribution markets. The Company has a 51% ownership interest in the joint venture.

During 2011, the unconsolidated joint venture acquired 18 industrial buildings totaling approximately 4.3 million square feet in six markets for an aggregate total purchase price of $260.9 million. In addition, during 2011, the unconsolidated joint venture entered into a non-recourse mortgage note of $112.0 million, which is secured by certain properties of the joint venture. The mortgage note bears a fixed interest rate of 4.25% and has a contractual maturity date of October 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is September 1, 2018. The Company does not guarantee the joint venture’s debt.

The following is summarized financial data of the joint venture:

(in thousands)	For the Year Ended December 31, 2011
Operating data:
Total revenues	$5,037
Total operating expenses	$(7,595)
Net loss	$(3,987)

(in thousands)	As of December 31, 2011
Balance sheet data:
Net investment in properties	$258,118
Cash and cash equivalents	$5,540
Total assets	$271,612
Debt	$141,116
Total liabilities	$145,556
Partners’ capital	$126,056

6.    DEBT

The Company’s indebtedness is comprised of mortgage note financings and borrowings on the lines of credit, which are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties and a security interest in the Company’s gross offering proceeds from its primary public offering. A summary of the Company’s debt is as follows:

				Balance as of
(in thousands)	Interest Rate at December 31, 2011	Interest Rate	Initial Maturity Date	December 31, 2011	December 31, 2010
Line of credit (1)	3.81%	Variable	December 2012	$7,000	$-
Line of credit (2)	2.81%	Variable	December 2013	102,750	-
Mortgage note	6.44%	Fixed	January 2013	10,086	-
Mortgage note	5.51%	Fixed	June 2015	3,539	-
Mortgage note (3)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	6.24%	Fixed	July 2016	6,911	-
Mortgage note	5.77%	Fixed	March 2017	4,496	-
Mortgage note	5.61%	Fixed	June 2017	6,413	-
Mortgage note	4.31%	Fixed	September 2017	29,371	29,877
Mortgage notes (4)	4.45%	Fixed	June 2018	32,000	-
Mortgage notes	3.90%	Fixed	January 2019	61,000	-
Mortgage notes (5)	4.95%	Fixed	October 2020	26,136	26,535
Mortgage note (6)	4.90%	Fixed	November 2020	7,624	7,741
Mortgage notes (6)	4.81%	Fixed	November 2020	41,468	-
Mortgage notes	5.68%	Fixed	January 2021	53,492	54,000
Mortgage notes	4.70%	Fixed	July 2021	110,000	-

Total / Weighted-Average	4.37%			$509,846	$125,713

Gross book value of properties encumbered by debt				$932,014	$226,096

(1)	The interest rate is as of December 31, 2011, and is based on London Interbank Offered Rate (“LIBOR”), plus 3.50%.

(2)	The interest rate is as of December 31, 2011, and is based on LIBOR, plus 2.50%.

(3)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.80% and 2.76% as of December 31, 2011 and 2010, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.

(4)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.

(5)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.

(6)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.

As of December 31, 2011, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
2012	$9,910
2013	115,075
2014	4,405
2015	14,794
2016	11,341
Thereafter	353,050

Total principal payments	508,575
Unamortized premium on assumed debt	1,271

Total debt	$509,846

Lines of Credit

As amended in December 2011, the Company entered into a line of credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The line of credit matures in December 2013 and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of December 31, 2011, the Company had $102.8 million outstanding under the line of credit and the unused portion was approximately $57.2 million, of which approximately $3.1 million was available based on the collateral currently provided under the loan agreement.

In June 2011, the Company entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of December 31, 2011, approximately $33.0 million remained available under the line of credit.

Debt Covenants

The Company’s mortgage note financings and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of December 31, 2011.

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

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair value as of
(in thousands)	Notional Amount	Balance Sheet Location	December 31, 2011	December 31, 2010
Interest rate swap	$7,560	(Other liabilities) / Other assets	$(227)	$82

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
(in thousands)	2011	2010		2011	2010
Interest rate swap	$(200)	$119	Interest expense	$(109)	$(37)

The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

7.    FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011
Liabilities
Derivative instrument	$-	$227	$-	$227

Total liabilities measured at fair value	$-	$227	$-	$227

December 31, 2010
Assets
Derivative instrument	$-	$82	$-	$82

Total assets measured at fair value	$-	$82	$-	$82

As of December 31, 2011 and 2010, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instrument. The derivative instrument is an interest rate swap. The interest rate swap is a standard cash flow hedge whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swap being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instrument.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,897	$-	$-
Derivative instrument	-	-	82	82
Liabilities
Lines of credit	109,750	109,750	-	-
Mortgage notes	400,096	409,718	125,713	126,284
Derivative instrument	227	227	-	-

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. As of December 30, 2011, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

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

8.     INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2011, 2010, and 2009. The U.S. is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2011 and 2010. There were no distributions paid to stockholders during 2009.

The preliminary taxability of the Company’s 2011 and 2010 distributions on an annualized basis was:

	For the Year Ended December 31,
	2011	2010
	(unaudited)
Per common share:
Ordinary income	$0.225	$0.136
Non-taxable return of capital	0.400	0.489
Long-term capital gain	-	-

Total distribution	$0.625	$0.625

9.    STOCKHOLDERS’ EQUITY

Initial Public Offering

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-11 in connection with the Offering. The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which (150.0 million shares) are offered to investors at a price of $10.00 per share, and 25% of which (52.6 million shares) are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that was initially expected to end no later than two years after the initial effective date of the Offering, or December 18, 2011, but was extended by the Company’s board of directors for up to an additional one year period.

As of December 31, 2011, the Company had raised gross proceeds of $601.8 million from the sale of 60.7 million shares of its common stock in the Offering, including $8.0 million from the sale of 0.8 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 141.9 million shares remained available for sale pursuant to the Offering, including 51.8 million shares available for sale through the Company’s distribution reinvestment plan.

Follow-On Offering

The Company has filed a registration statement on Form S-11 (Registration No. 333-175340) with the SEC in connection with the proposed offering of up to $2.4 billion in shares of common stock, including $600.0 million in shares to be issued pursuant to its distribution reinvestment plan (the “Follow-On Offering”). As of the date of this Annual Report on Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. (See “Note 14” for further information concerning the Follow-On Offering.)

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

		Amount
Distributions for the Three Months Ended	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2011
March 31	April 15, 2011	$0.15625	$1,818,654	$1,435,880	$3,254,534
June 30	July 15, 2011	$0.15625	2,795,711	2,173,272	4,968,983
September 30	October 17, 2011	$0.15625	3,776,204	2,893,403	6,669,607
December 31	January 17, 2012	$0.15625	4,775,168	3,652,789	8,427,957

Total			$13,165,737	$10,155,344	$23,321,081

2010
March 31 (1)	July 15, 2010	$0.15625	$255	$528	$783
June 30	July 15, 2010	$0.15625	120,865	179,420	300,285
September 30	October 15, 2010	$0.15625	400,584	449,762	850,346
December 31	January 18, 2011	$0.15625	941,979	843,861	1,785,840

Total			$1,463,683	$1,473,571	$2,937,254

(1)	Distributions were declared for the one day, March 31, 2010, which was the day the Company broke escrow.

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

In the event of the death of a stockholder, such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed. (See “Note 14” for a description of certain amendments to the share redemption program that will take effect on June 1, 2012.)

For the year ended December 31, 2011, we received eligible redemption requests related to approximately 0.2 million shares of our common stock, which we redeemed for an aggregate amount of approximately $1.7 million using proceeds from the sale of shares pursuant to our distribution reinvestment plan. There were no redemptions for the year ended December 31, 2010.

10.     RELATED PARTY TRANSACTIONS

The Advisor and Its Affiliates

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on Industrial Income Advisors LLC (the “Advisor”) to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a third amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2012, by and among the Company, the Operating Partnership, and the Advisor. The Dealer Manager provides dealer manager services. The Advisor and Dealer Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. For the year ended December 31, 2011 and 2010, these fees primarily consisted of the following:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all or a portion of which are reallowed to participating unaffiliated broker-dealers, and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each property acquired in the operational stage, the acquisition fee is an amount equal to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% of the total purchase price of the properties acquired thereafter. The Company reached the $500.0 million aggregate investment threshold during the second quarter of 2011. Accordingly, all acquisition fees incurred during the second half of 2011 were incurred at the 1.0% rate.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost, including debt, whether borrowed or assumed, and before non-cash reserves and depreciation, of each property asset within the Company’s portfolio.

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for expenses of our offerings up to 1.75% of the gross proceeds. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursement from our offerings, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of organization and offering expenses.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred			Payable as of
	For the Year Ended December 31,		For the Period from Inception (May 19, 2009) to December 31, 2009	December 31, 2011 (1)	December 31, 2010 (1)
(in thousands)	2011	2010
Expensed:
Acquisition fees	$10,378	$4,527	$-	$-	$322
Asset management fees	4,868	428	-	-	151
Other expenses	1,235	859	827	1,237	1,248

Total expensed	$16,481	$5,814	$827	$1,237	$1,721

Additional Paid-In Capital:
Sales commissions	$27,075	$9,906	$-	$563	$291
Dealer manager fees	11,065	3,903	-	319	126
Organization and offering expenses	7,806	2,725	1,998	218	96

Total adjustments to additional paid-in capital	$45,946	$16,534	$1,998	$1,100	$513

(1)	In addition, the amounts accrued for organization and offering expense reimbursement that are not payable until additional gross proceeds of the offering are received were $4.0 million and $4.6 million as of December 31, 2011 and 2010, respectively.

Joint Venture Fees. The unconsolidated joint venture described in “Note 5” may pay fees to the Advisor or its affiliates for providing services to the joint venture. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company, its subsidiaries, or through the joint venture. For the year ended December 31, 2011, the joint venture paid to the Advisor approximately $1.8 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

Transactions with Affiliates

In July 2009, the Company sold 200 shares of common stock for $2,000 to Blue Mesa Capital LLC, an affiliate of the Advisor, which transferred the shares to the Sponsor, the parent of the Advisor. The Company contributed the $2,000 to the Operating Partnership and is the Operating Partnership’s sole general partner. The Company contributes the proceeds from its public offerings to the Operating Partnership in exchange for limited partnership units. Additionally, the Operating Partnership sold 20,000 OP Units at $10.00 per share to the Advisor for $200,000. The Advisor subsequently exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of the Company’s common stock in December 2009. The Operating Partnership also sold 100 Special Units to the Sponsor of $1,000. These Special Units are classified as noncontrolling interests on the consolidated balance sheets. See “Note 11” for additional information.

11.     NONCONTROLLING INTERESTS

OP Units

In July 2009, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000. The Company has evaluated its ability to deliver shares of common stock to satisfy redemption requests from holders of its OP Units, and the Company has concluded that it has the right to satisfy the redemption requirements of holders of its OP Units by delivering unregistered shares of its common stock. Each outstanding OP Unit is exchangeable for one share of the Company’s common stock, and an OP Unit holder cannot require redemption in cash or other assets. As a result, the Company classified its OP Units as noncontrolling interests within permanent equity until December 14, 2009, when the Advisor exchanged these 20,000 OP Units on a one-for-one basis for 20,000 shares of the Company’s common stock.

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

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events: a Liquidity Event (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: a listing of the Company’s common stock on a national securities exchange (or the receipt by its stockholders of securities that are listed on a national securities exchange in exchange for its common stock); the Company’s sale, merger or other transaction in which its stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or the sale of all or substantially all of the Company’s assets where its stockholders either receive, or have the option to receive, cash or other consideration. As of December 31, 2011, the events that would result in the Special Units becoming redeemable are not considered probable.

The Company has determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within the Company’s control. As a result, the Company classifies its Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the years ended December 31, 2011 and 2010.

12.     COMMITMENTS AND CONTINGENCIES

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

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31 (1)	June 30	September 30	December 31
2011
Total revenues	$7,185	$9,965	$15,901	$18,599
Total operating expenses	$10,561	$14,393	$15,688	$19,653
Total other expenses	$2,088	$2,862	$5,505	$6,253
Net loss	$(5,464)	$(7,290)	$(5,292)	$(7,307)
Net loss attributable to common stockholders	$(5,464)	$(7,290)	$(5,292)	$(7,307)
Net loss per common share - basic and diluted	$(0.26)	$(0.23)	$(0.12)	$(0.14)
Weighted-average shares outstanding	20,831	31,801	42,693	53,948

2010
Total revenues	$-	$-	$810	$3,295
Total operating expenses	$605	$611	$3,759	$6,367
Interest income (expense) and other	$-	$4	$(138)	$(854)
Net loss	$(605)	$(607)	$(3,087)	$(3,926)
Net loss attributable to common stockholders	$(605)	$(607)	$(3,087)	$(3,926)
Net loss per common share - basic and diluted	$-	$(0.32)	$(0.57)	$(0.34)
Weighted-average shares outstanding	-	1,922	5,442	11,429

(1)	Per share data is not applicable for the quarter ended March 31, 2010 as the Company did not break escrow for the Offering until March 31, 2010.

14.     SUBSEQUENT EVENTS

Status of the Offering

As of March 2, 2012, the Company had raised gross proceeds of $741.0 million from the sale of 74.8 million shares of its common stock in the Offering, including $11.6 million from the sale of 1.2 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 127.8 million shares remained available for sale pursuant to the Offering, including 51.4 million shares available for sale through the Company’s distribution reinvestment plan.

Amendments to the Distribution Reinvestment Plan and the Share Repurchase Program

On February 21, 2012, the Company’s board of directors determined that the Company will offer shares of its common stock in the Follow-On Offering at $10.40 per share. In connection with this determination of a new price for the Follow-On Offering, the board approved and adopted amendments that impact the price at which shares will be reinvested pursuant to the Company’s current distribution reinvestment plan and the price at which shares will be redeemed pursuant to its current share redemption program. The amendments are reflected in the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”), and the Third Amended and Restated Share Redemption Program (the “Amended SRP”), each of which will take effect on June 1, 2012.

The Amended DRP reflects that shares will be issued pursuant to its distribution reinvestment plan at a price of $9.88 per share. The price pursuant to the current distribution reinvestment plan is $9.50 per share. Accordingly, since the Amended DRP will take effect on June 1, 2012, the Company expects that shares issued through its distribution reinvestment plan in connection with any distributions declared for the second quarter of 2012, all of which will be aggregated and paid in July 2012, will be issued at this new price of $9.88 per share. All shares issued pursuant to the distribution reinvestment plan in connection with any distributions declared for the first quarter of 2012 will continue to be issued at $9.50 per share.

The Amended SRP amends the Company’s current share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, any shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 and thereafter will be redeemed pursuant to the terms of the Amended SRP. The redemption price per share will be calculated as described in the following excerpt from the Amended SRP:

“After you have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for you to have your shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed (the “Original Purchase Price”), and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that you have held your shares of our common stock subject to redemption, as described in the table below (the “Holding Period Discount Table”), which has been posted on our website at www.industrialincome.com. Except as noted below, the redemption price (the “Redemption Price”) will be calculated by multiplying the Original Purchase Price by the applicable Holding Period Discount. Shares purchased through our distribution reinvestment plan, regardless of the offering in which they were purchased, will not be subject to the Holding Period Discount. With respect to shares of our common stock purchased pursuant to our initial public offering, including shares purchased through our distribution reinvestment plan pursuant to our initial public offering, the Redemption Price will be determined as described above, however the Original Purchase Price paid for such shares first will be increased by 4.0%, which is the amount by which the offering price increased between our initial public offering and our second public offering (the “Initial Offering Adjustment”) subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder, as described below.

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that you seek to redeem all of your shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If you have made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the

Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in our second public offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in our initial public offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program, dated February 21, 2012. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Loan Agreement, dated as of January 27, 2011, by and between IIT Hagerstown Distribution Center LLC and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.2	Purchase Money Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Hagerstown Distribution Center LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.3	Promissory Note issued by IIT Hagerstown Distribution Center LLC to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.4	Indemnity Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Hagerstown Distribution Center LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.5	Loan Agreement, dated as of January 27, 2011, by and between IIT Tampa—4410 Eagle Falls Place LLC and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

Exhibit No.	Description

10.6	Mortgage, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Tampa—4410 Eagle Falls Place LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.7	Promissory Note issued by IIT Tampa—4410 Eagle Falls Place LLC to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.8	Mortgage, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Tampa—4410 Eagle Falls Place LLC for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.9	Loan Agreement, dated as of January 27, 2011, by and between IIT Dallas—3737 & 4024 Rock Quarry Road LP and ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.10	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of January 27, 2011, by IIT Dallas—3737 & 4024 Rock Quarry Road LP for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.11	Promissory Note issued by IIT Dallas—3737 & 4024 Rock Quarry Road LP to ING USA Annuity and Life Insurance Company, dated January 27, 2011. Incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.12	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (Second Priority), made as of January 27, 2011, by IIT Dallas—3737 & 4024 Rock Quarry Road LP for the benefit of ING USA Annuity and Life Insurance Company. Incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on March 1, 2011.

10.13	Purchase and Sale Agreement, dated as of May 4, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Bridge Point Woodbridge, LLC, JES Argonne Bridge, LLC, Argonne Bridge, LLC, Argonne Water, LLC, Park 355, LLC, JES Park 355, LLC, RES Park 355, LLC, MSP Park 355, LLC, SFP Park 355, LLC, Crossroads Bolingbrook, LLC, RES Crossroads Bolingbrook, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC, MSP Diehl Road Aurora, LLC, Diehl Road Aurora, LLC, JES Church Bilter, LLC, RES Church Bilter, LLC, MSP Church Bilter, LLC and Church Bilter, LLC. Incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

Exhibit No.	Description

10.14	First Amendment to Purchase and Sale Agreement, dated June 3, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Bridge Point Woodridge, LLC, JES Argonne Bridge, LLC, Argonne Bridge, LLC, Argonne Water, LLC, Park 355, LLC, JES Park 355, LLC, RES Park 355, LLC, MSP Park 355, LLC, SFP Park 355, LLC, Crossroads Bolingbrook, LLC, RES Crossroads Bolingbrook, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC, MSP Diehl Road Aurora, LLC, Diehl Road Aurora, LLC, JES Church Bilter, LLC, RES Church Bilter, LLC, MSP Church Bilter, LLC and Church Bilter, LLC. Incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.15	Purchase and Sale Agreement, dated as of May 31, 2011, by and between VIF II/Liberty Industrial, LLC and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.16	Purchase and Sale Agreement, dated as of May 31, 2011, by and between GSL 16/VIF Gillingham, L.P. and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.17	Purchase and Sale Agreement, dated as of May 31, 2011, by and between VIF II/York, L.P. and IIT York-Willow Springs LLC. Incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.18	Revolving Credit Agreement, dated as of June 8, 2011, among Industrial Income Operating Partnership LP, as Borrower, and the lenders from time to time who are parties thereto and KeyBank National Association, as agent for the Lenders and KeyBanc Capital Markets as lead bookrunner and lead arranger. Incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.19	Loan Agreement, dated as of June 17, 2011, by and between Great-West Life & Insurance Company and IIT Sugarland Interchange DC LP, IIT Atlanta Liberty DC LLC, and IIT York-Willow Springs DC LLC. Incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.20	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of June 17, 2011, by IIT Sugarland Interchange DC LP for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.21	Mortgage and Security Agreement, made as of June 17, 2011, by IIT York-Willow Springs DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.22	Leasehold Deed to Secure Debt and Security Agreement, made as of June 17, 2011, by IIT Atlanta Liberty DC LLC for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

Exhibit No.	Description

10.23	Second Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, made as of June 17, 2011, by IIT Sugarland Interchange DC LP for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.24	Second Mortgage and Security Agreement, made as of June 17, 2011, by IIT York-Willow Springs DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.25	Second Leasehold Deed to Secure Debt and Security Agreement, made as of June 17, 2011, by IIT Atlanta Liberty DC LLC for the benefit of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.26	Mortgage Note issued by IIT Sugarland Interchange DC LP to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.27	Mortgage Note issued by IIT Atlanta Liberty DC LLC to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.28	Mortgage Note issued by IIT York-Willow Springs DC LLC to Great-West Life & Insurance Company, dated June 17, 2011. Incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.29	First Amendment to Loan Agreement by and among Great-West Life & Insurance Company, IIT Sugarland Interchange DC LP, IIT Atlanta Liberty DC LLC, IIT York-Willow Springs DC LLC, IIT Woodridge-Park 355 DC LLC, IIT Woodridge-Bridge Point DC LLC, and IIT Aurora DC LLC, dated as of June 24, 2011. Incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.30	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Park 355 DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.31	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Park 355 DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.32	Mortgage Note issued by IIT Woodridge-Park 355 DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

Exhibit No.	Description

10.33	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Bridge Point DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.34	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Woodridge-Bridge Point DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.35	Mortgage Note issued by IIT Woodridge-Bridge Point DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.36	Mortgage and Security Agreement, made as of June 24, 2011, by IIT Aurora DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.37	Second Mortgage and Security Agreement, made as of June 24, 2011, by IIT Aurora DC LLC in favor of Great-West Life & Insurance Company. Incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.38	Mortgage Note issued by IIT Aurora DC LLC to Great-West Life & Insurance Company, dated June 24, 2011. Incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.39	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Ridge Bedford Park I, LLC, Ridge Bedford Park II, LLC, Ridge Bedford Park IV, LLC, Ridge Garland I, L.P., Ridge Farmers Branch I, L.P., Ridge Moreno Valley, LLC, and Ridge Moreno Valley II, LLC. Incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.40	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 1, 2011, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and Ridge Southridge, L.P. Incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

10.41	Assumption of Liability and Modification Agreement, made as of August 4, 2011, by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America National Association, successor by merger to Lasalle Bank National Association, as trustee for the registered holders of Bear Sterns Commercial Mortgage Securities Inc, Commercial Mortgage Pass-Through Certificates, Series 2007-PWR17, Argonne Bridge, LLC and JES Argonne Bridge, LLC, and IIT Woodridge-Maple Point DC II LLC. Incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on October 3, 2011.

10.42	Promissory Note issued by Argonne Bridge, LLC and JES Argonne Bridge, LLC to Prudential Mortgage Capital Company, LLC, dated May 31, 2007. Incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on October 3, 2011.

Exhibit No.	Description

10.43	Mortgage and Security Agreement, made as of May 31, 2007, by Argonne Bridge, LLC and JES Argonne Bridge, LLC in favor of Prudential Mortgage Capital Company, LLC. Incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.44	Agreement of Limited Partnership of IIT North American Industrial Fund I Limited Partnership, dated as of August 18, 2011, by and among IIT North American Industrial Fund I GP LLC, IIT North American Industrial Fund I Limited Partner LLC, and 3NET Indy Investments Inc. Incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.45	Assumption Agreement, made as of August 25, 2011, by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, N.A., as trustee, successor to Wells Fargo Bank, N.A., as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C27, Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC, Robert E. Smietana, John E. Shaffer and Melissa S. Pielet, IIT Bolingbrook - Park 55 DC LLC and Industrial Income Trust, Inc. Incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.46	Promissory Note issued by Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC to Wachovia Bank, National Association, dated June 23, 2006. Incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.47	Mortgage, Security Agreement and Fixture Filing, made as of June 23, 2006, by Crossroads Bolingbrook, LLC and RES Crossroads Bolingbrook, LLC in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on October 3, 2011.

10.48	Agreement for Purchase and Sale of Property, dated as of November 16, 2011, by and among IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., Industrial Property Fund I, L.P., Industrial Property Fund II, L.P., Industrial Fund III, L.P., and Marina West, LLC, as amended on November 23, 2011. Incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.49	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 15, 2011, by IIT Marina West Industrial LLC to New York Life Insurance Company. Incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.50	Deed of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 15, 2011, by IIT Valwood West Industrial LP to M. Lawrence Hicks, Jr., trustee, for the benefit of New York Life Insurance Company. Incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.51	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of December 15, 2011, by IIT Southpoint Industrial LLC to New York Life Insurance Company. Incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

Exhibit No.	Description

10.52	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of December 15, 2011, by IIT Westfork Industrial LLC to New York Life Insurance Company. Incorporated by reference to Exhibit 10.89 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.53	Promissory Note issued by Diehl Road Aurora, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC and MSP Diehl Road Aurora, LLC to Wachovia Bank, National Association, dated March 9, 2007. Incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.54	Mortgage, Security Agreement and Fixture Filing, made as of March 9, 2009, by Diehl Road Aurora, LLC, JES Diehl Road Aurora, LLC, RES Diehl Road Aurora, LLC and MSP Diehl Road Aurora, LLC in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 159445) filed with the SEC on January 3, 2012.

10.55	Third Amended and Restated Advisory Agreement, dated February 21, 2012. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

14.1	Code of Ethics for President and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

21.1*	List of Subsidiaries of Industrial Income Trust Inc.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Industrial Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

Under date of March 9, 2012, we reported on the consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2011 and 2010 and the period from Inception (May 19, 2009) to December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 9, 2012

INDUSTRIAL INCOME TRUST INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2011 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
(in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Industrial Properties:
Renton Distribution Center in Kent, WA	1	$7,560	$2,474	$10,126	$12,600	$(105)	$2,474	$10,021	$12,495	$(493)	6/30/2010	1-40
Bell Gardens in Bell Gardens, CA	3	9,187	12,044	3,323	15,367	326	12,044	3,649	15,693	(759)	8/25/2010	1-20
Bay Area Portfolio in Richmond and Fremont, CA	4	29,371	27,639	32,361	60,000	147	27,639	32,508	60,147	(2,886)	9/1/2010	1-40
Portland Portfolio in Portland, OR	13	16,949	5,410	22,590	28,000	1,154	5,410	23,744	29,154	(2,541)	9/30/2010	1-40
Suwanee Point in Atlanta, GA	2	7,624	1,274	12,876	14,150	118	1,274	12,994	14,268	(905)	11/1/2010	1-40
Inland Empire Indian Avenue Distribution Center in Inland Empire, CA	1	44,492	15,066	64,934	80,000	-	15,066	64,934	80,000	(3,018)	12/29/2010	1-40
Brandon Woods Distribution Center in Baltimore, MD	1	9,000	4,916	11,184	16,100	938	4,916	12,122	17,038	(474)	12/30/2010	1-40
Rock Quarry 1 & 2 in Dallas, TX	2	12,243	3,106	22,569	25,675	-	3,106	22,569	25,675	(1,102)	1/19/2011	1-40
Eagle Falls Distribution Center in Tampa, FL	1	6,082	1,004	9,646	10,650	-	1,004	9,646	10,650	(467)	1/19/2011	1-40
Hagerstown Distribution Center in Hagerstown, MD	1	23,143	5,926	35,224	41,150	-	5,926	35,224	41,150	(1,519)	1/27/2011	1-40
Kent Valley Distribution Center in Kent, WA	1	3,539	871	6,786	7,657	-	871	6,786	7,657	(309)	2/17/2011	1-30
Portside Distribution Center in Tacoma, WA	1	7,750	6,985	13,015	20,000	132	6,985	13,147	20,132	-	3/22/2011	1-40
Collington Commerce Center in Baltimore, MD	1	10,700	4,531	14,769	19,300	332	4,531	15,101	19,632	(586)	3/23/2011	1-40
I-20 East Distribution Center in Atlanta, GA	1	18,500	2,575	31,175	33,750	-	2,575	31,175	33,750	(947)	3/29/2011	1-40
Industrial Parkway Distribution Center in Atlanta, GA	1	6,225	2,117	10,333	12,450	409	2,117	10,742	12,859	(583)	4/28/2011	1-30
Vista Point in Coppell, TX	6	10,000	4,914	18,029	22,943	14	4,914	18,043	22,957	(735)	5/26/2011	1-40

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2011 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
(in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Regional Distribution Portfolio in Atlanta, GA; Houston, TX; and York, PA	3	66,869	11,788	100,012	111,800	-	11,788	100,012	111,800	(2,384)	6/17/2011	1-40
Hagerstown Industrial Lane Distribution Center in Hagerstown, MD	1	4,125	1,399	7,101	8,500	522	1,399	7,623	9,022	(269)	6/20/2011	1-30
Commerce Park in Houston, TX	13	22,000	10,662	23,335	33,997	478	10,662	23,813	34,475	(1,717)	6/29/2011	1-30
Sterling Distribution Center in Ontario, CA	1	10,086	7,945	16,683	24,628	-	7,945	16,683	24,628	(334)	8/4/2011	1-30
Ritner Distribution Center in Carlisle, PA	1	4,050	2,898	5,202	8,100	-	2,898	5,202	8,100	(393)	8/15/2011	1-20
International Drive Distribution Center in Mount Olive, NJ	1	5,000	4,016	5,584	9,600	24	4,016	5,608	9,624	(121)	8/24/2011	1-20
Keystone Industrial Portfolio in Bristol and West Chester, PA	13	22,000	10,585	25,765	36,350	-	10,585	25,765	36,350	(799)	9/29/2011	1-40
Champagne Distribution Center in Ontario, CA	1	-	8,253	9,384	17,637	-	8,253	9,384	17,637	(94)	11/21/2011	1-40
Exton Distribution Center in Exton, PA	1	4,400	1,666	5,759	7,425	-	1,666	5,759	7,425	(68)	11/22/2011	1-40
Chicago Industrial Portfolio in Chicago, IL	9	60,951	14,179	88,482	102,661	35	14,179	88,517	102,696	(2,453)	2011	1-40
Regional Industrial Portfolio in Dallas, TX;
Atlanta, GA; and Ft. Lauderdale, FL	8	61,000	18,772	85,728	104,500	-	18,772	85,728	104,500	(415)	12/15/2011	1-40
Crossroads Distribution Center in
Hanover, MD	2	20,000	13,368	29,132	42,500	-	13,368	29,132	42,500	(95)	12/15/2011	1-40

Total	94	$502,846	$206,383	$721,107	$927,490	$4,524	$206,383	$725,631	$932,014	$(26,466)

(1)	As of December 31, 2011, the aggregate cost for federal income tax purposes of investments in property was $954.1 million (unaudited).
(2)	Includes gross intangible lease assets of $111.4 million and gross intangible lease liabilities of $1.9 million.

(3)	A summary of activity for investment in properties is as follows:

(in thousands)	2011	2010
Investment in properties:
Balance at beginning of period	$226,095	$-
Acquisition of properties	701,273	226,217
Tenant improvements	4,646	22
Tenant improvement receivable	-	(144)

Balance at end of period	$932,014	$226,095

Accumulated depreciation:
Balance at beginning of period	$(1,771)	$-
Additions charged to costs and expenses	(24,695)	(1,771)

Balance at end of period	$(26,466)	$(1,771)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2012.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	March 9, 2012

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	March 9, 2012

/S/ CHARLES B. DUKE Charles B. Duke	Director	March 9, 2012

/S/ STANLEY A. MOORE Stanley A. Moore	Director	March 9, 2012

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012