Form 10-Q
period 2012-03-31
Industrial Income Trust Inc.
filed 2012-05-09
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012, there were 101,318,275 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(in thousands, except per share data)	(unaudited)
ASSETS
Land	$238,424	$206,383
Building and improvements	732,202	615,422
Intangible lease assets	129,108	111,407
Construction in progress	590	666

Total investment in properties	1,100,324	933,878
Less accumulated depreciation and amortization	(37,792)	(26,466)

Net investment in properties	1,062,532	907,412
Investment in unconsolidated joint venture	80,358	64,788
Cash and cash equivalents	36,982	12,934
Restricted cash	3,064	3,371
Straight-line rent and accounts receivable, net	6,513	5,011
Notes receivable	5,912	5,912
Deferred financing costs, net	3,884	4,129
Other assets	21,096	9,668

Total assets	$1,220,341	$1,013,225

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$6,337	$6,572
Debt	509,228	509,846
Tenant prepaids and security deposits	7,421	7,512
Due to affiliates	6,608	6,364
Distributions payable	11,039	8,428
Intangible lease liabilities, net	3,625	1,473
Other liabilities	287	237

Total liabilities	544,545	540,432
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 85,195 and 60,550 shares issued and outstanding, respectively	852	606
Additional paid-in capital	753,566	532,901
Accumulated deficit	(78,389)	(60,488)
Accumulated other comprehensive loss	(234)	(227)

Total stockholders’ equity	675,795	472,792
Noncontrolling interests	1	1

Total equity	675,796	472,793

Total liabilities and equity	$1,220,341	$1,013,225

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Revenues:
Rental revenues	$22,272	$7,185

Total revenues	22,272	7,185

Operating expenses:
Rental expenses	5,646	1,469
Real estate-related depreciation and amortization	10,545	2,695
General and administrative expenses	1,323	705
Asset management fees, related party	2,105	667
Acquisition-related expenses, related party	1,753	3,163
Acquisition-related expenses	1,386	1,862

Total operating expenses	22,758	10,561

Other expenses:
Equity in loss of unconsolidated joint venture	(952)	—
Interest expense and other	(5,424)	(2,088)

Total other expenses	(6,376)	(2,088)
Net loss	(6,862)	(5,464)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(6,862)	$(5,464)

Weighted-average shares outstanding	70,648	20,831

Net loss per common share - basic and diluted	$(0.10)	$(0.26)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Net loss attributable to common stockholders	$(6,862)	$(5,464)
Unrealized (loss) gain on derivative instruments	(7)	57

Comprehensive loss attributable to common stockholders	$(6,869)	$(5,407)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity					Noncontrolling Interests	Total Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss

	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793
Net loss	—	$—	$—	$(6,862)	$—	$—	$(6,862)
Unrealized loss on derivative instruments, net	—	—	—	—	(7)	—	(7)
Issuance of common stock	24,799	248	245,473	—	—	—	245,721
Offering costs	—	—	(23,334)	—	—	—	(23,334)
Redemptions of common stock	(154)	(2)	(1,474)	—	—	—	(1,476)
Distribution to stockholders	—	—	—	(11,039)	—	—	(11,039)

Balance as of March 31, 2012	85,195	$852	$753,566	$(78,389)	$(234)	$1	$675,796

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Operating activities:
Net loss	$(6,862)	$(5,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	10,545	2,695
Equity in loss of unconsolidated joint venture	952	—
Straight-line rent and amortization of above- and below-market leases	(846)	(231)
Bad debt expense	366	—
Amortization of financing costs and other	259	120
Changes in operating assets and liabilities:
Restricted cash	6	—
Accounts receivable and other assets	(967)	(105)
Accounts payable and other liabilities	(1,632)	2,817
Due to affiliates, exclusive of offering costs for issuance of common stock	37	(523)
Accrued acquisition costs	(4)	(275)

Net cash provided by (used in) operating activities	1,854	(966)

Investing activities:
Real estate acquisitions	(162,414)	(152,241)
Acquisition deposits	(4,250)	—
Additions to real estate	(411)	(31)
Investment in unconsolidated joint venture	(17,022)	—
Distribution from unconsolidated joint venture	500	—
Change in restricted cash	301	(688)
Other	33	(16)

Net cash used in investing activities	(183,263)	(152,976)

Financing activities:
Proceeds from issuance of mortgage notes	—	42,000
Repayments of mortgage notes	(711)	(464)
Proceeds from line of credit	120,400	36,950
Repayments of line of credit	(120,150)	—
Financing costs paid	(121)	(515)
Proceeds from issuance of common stock	234,901	104,064
Offering costs for issuance of common stock	(22,611)	(10,656)
Distributions paid to common stockholders	(4,775)	(942)
Redemptions of common stock	(1,476)	—

Net cash provided by financing activities	205,457	170,437

Net increase in cash and cash equivalents	24,048	16,495
Cash and cash equivalents, at beginning of period	12,934	27,634

Cash and cash equivalents, at end of period	$36,982	$44,129

Supplemental disclosure of cash flow information:
Interest paid	$5,297	$1,696
Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$12,635	$2,061
Mortgage notes assumed on real estate acquisitions	—	3,679
(Decrease) increase in accrued offering costs	(2,091)	4,367
Acquisition deposits applied to real estate acquisitions	500	2,238
Distributions reinvested in common stock	3,653	844
Redemptions payable	—	93

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2.	ACQUISITIONS

The Company acquired 100% of the following acquisitions during the three months ended March 31, 2012:

					Intangibles
(in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (2)
IN / PA Industrial Portfolio	3/28/2012	11	$22,413	$102,391	$14,226	$274	$(2,054)	$137,250
Other acquisitions (1)	Various	6	9,628	13,901	3,220	231	(280)	26,700

Total properties			$32,041	$116,292	$17,446	$505	$(2,334)	$163,950

(1)	Consists of two individually non-material acquisitions.
(2)	The preliminary allocation of the purchase price was based on the Company’s estimate of the fair value based on all available information and will be finalized during 2012. Total purchase price equals the amount paid, plus any debt assumed.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, including any renewal periods, as applicable. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
IN / PA Industrial Portfolio	4.0
Other acquisitions	4.9

Pro Forma Financial Information

Presented in the table below is the following: the revenue and net loss from the IN / PA Industrial Portfolio acquisition included in the Company’s consolidated statements of operations for the three months ended March 31, 2012; the revenue and net loss of the 2011 acquisitions included in the Company’s consolidated statements of operations for the three months ended March 31, 2011; and the revenue and net loss of the IN / PA Industrial Portfolio acquisition and all of the 2011 acquisitions had the date of each acquisition been January 1, 2011. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Actual:
Total revenues	$180	$1,495

Net loss	$(1,114)	$(1,560)

Pro forma:
Total revenues (1)	$26,620	$27,659

Net loss (2)	$(2,481)	$(18,588)

Net loss per common share - basic and diluted	$(0.03)	$(0.22)

Weighted-average shares outstanding (3)	85,195	85,195

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental rental revenue of $4.3 million and $20.4 million (which includes $4.5 million related to the IN / PA Industrial Portfolio acquisition) for the three months ended March 31, 2012 and 2011, respectively.
(2)	The acquisition-related expenses of $2.3 million were excluded from the pro forma net loss for the three months ended March 31, 2012 and $15.2 million were included for the three months ended March 31, 2011, to reflect these costs as if they were incurred as of January 1, 2011.
(3)	The pro forma weighted-average shares outstanding for the three months ended March 31, 2012 and 2011 was calculated as if all shares outstanding as of March 31, 2012 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of March 31, 2012, the Company’s consolidated investment in properties consisted of 111 industrial buildings totaling approximately 19.6 million square feet in 15 markets.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2012			December 31, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$113,407	$(20,381)	$93,026	$96,123	$(14,105)	$82,018
Above-market lease assets	15,701	(3,351)	12,350	15,284	(2,407)	12,877
Below-market lease liabilities	(4,198)	573	(3,625)	(1,864)	391	(1,473)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2012, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Leases	Below-Market Leases
Remainder of 2012	$24,190	$3,289	$(599)
2013	21,636	3,019	(734)
2014	14,916	1,978	(700)
2015	12,557	1,673	(573)
2016	9,783	1,290	(482)
Thereafter	9,944	1,101	(537)

Total	$93,026	$12,350	$(3,625)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its tenants under the terms of non-cancelable operating leases in effect as of March 31, 2012, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2012	$57,995
2013	70,647
2014	62,949
2015	57,773
2016	50,275
Thereafter	155,200

Total	$454,839

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,694	$438
Above-market lease asset amortization	(1,030)	(262)
Below-market lease liability amortization	182	55
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$4,107	$1,174
Intangible lease asset amortization	6,438	1,521

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In August 2011, the Company, through two of its subsidiaries, entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor and formed the IIT North American Industrial Fund I Limited Partnership. The joint venture was formed for purposes of jointly investing in and acquiring industrial properties located in major U.S. distribution markets. The Company has a 51% ownership interest in the joint venture.

During the three months ended March 31, 2012, the unconsolidated joint venture acquired seven industrial buildings totaling approximately 0.8 million square feet in two markets for an aggregate total purchase price of $48.7 million. As of March 31, 2012, the unconsolidated joint venture owned and managed a portfolio of properties that consisted of 25 industrial buildings comprised of approximately 5.1 million square feet in seven markets.

5.	DEBT

The Company’s indebtedness is comprised of mortgage note financings and borrowings on the Company’s lines of credit, all of which are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties and a security interest in the Company’s gross offering proceeds from its primary public offering. A summary of the Company’s debt is as follows:

	Interest Rate at March 31, 2012	Interest Rate	Initial Maturity Date	Balance as of
(in thousands)				March31, 2012	December 31, 2011
Line of credit	N/A	Variable	December 2012	$—	$7,000
Line of credit (1)	2.75%	Variable	December 2013	110,000	102,750
Mortgage note	6.44%	Fixed	January 2013	9,917	10,086
Mortgage note	5.51%	Fixed	June 2015	3,493	3,539
Mortgage note (2)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	6.24%	Fixed	July 2016	6,860	6,911
Mortgage note	5.77%	Fixed	March 2017	4,495	4,496
Mortgage note	5.61%	Fixed	June 2017	6,401	6,413
Mortgage note	4.31%	Fixed	September 2017	29,241	29,371
Mortgage notes (3)	4.45%	Fixed	June 2018	32,000	32,000
Mortgage notes	3.90%	Fixed	January 2019	61,000	61,000
Mortgage notes (4)	4.95%	Fixed	October 2020	26,033	26,136
Mortgage note (5)	4.90%	Fixed	November 2020	7,594	7,624
Mortgage notes (5)	4.81%	Fixed	November 2020	41,304	41,468
Mortgage notes	5.68%	Fixed	January 2021	53,330	53,492
Mortgage notes	4.70%	Fixed	July 2021	110,000	110,000

Total / Weighted-Average	4.35%			$509,228	$509,846

Gross book value of properties encumbered by debt				$1,096,126	$932,014

(1)	The interest rate is based on London Interbank Offered Rate (“LIBOR”), plus 2.50%.
(2)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.75% and 2.76% as of March 31, 2012 and December 31, 2011, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(3)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(4)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(5)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.

As of March 31, 2012, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2012	$2,144
2013	122,322
2014	4,402
2015	14,791
2016	11,337
Thereafter	353,118

Total principal payments	508,114
Unamortized premium on assumed debt	1,114

Total debt	$509,228

Lines of Credit

As amended in December 2011, the Company entered into a revolving credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement matures in December 2013 and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of March 31, 2012, the Company had $110.0 million outstanding under the line of credit. The unused portion was approximately $50.0 million, of which approximately $12.5 million was available based on the collateral and financial covenants within the credit agreement.

In June 2011, the Company entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The line of credit is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of March 31, 2012, there were no borrowings under this line of credit.

Debt Covenants

The Company’s mortgage note financings and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of March 31, 2012.

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

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swap	$7,560	Other liabilities	$234	$227

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Interest rate swap:
Gain recognized in AOCI (effective portion)	$20	$83
Loss reclassified from AOCI into income (effective portion)	(27)	(26)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2012
Liabilities
Derivative instrument	$—	$234	$—	$234

Total liabilities measured at fair value	$—	$234	$—	$234

December 31, 2011
Liabilities
Derivative instrument	$—	$227	$—	$227

Total liabilities measured at fair value	$—	$227	$—	$227

As of March 31, 2012 and December 31, 2011, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,897	$5,912	$5,897
Liabilities
Lines of credit	110,000	110,000	109,750	109,750
Mortgage notes	399,228	408,304	400,096	409,718
Derivative instrument	234	234	227	227

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. As of March 31, 2012, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

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

7.	STOCKHOLDERS’ EQUITY

Initial Offering

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-11 in connection with the initial public offering (the “Initial Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to such registration statement, the Company offered for sale up to $2.0 billion in shares of common stock, 75% of which (150.0 million shares) were offered to investors at a price of $10.00 per share, and 25% of which (52.6 million shares) were offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share. Dividend Capital Securities LLC (the “Dealer Manager”) provided dealer manager services in connection with the Initial Offering. The Initial Offering closed on April 16, 2012.

As of March 31, 2012, the Company had raised gross proceeds of $847.5 million from the sale of 85.5 million shares of its common stock in the Initial Offering, including $11.6 million from the sale of 1.2 million shares of its common stock through the Company’s distribution reinvestment plan.

Follow-On Offering

The Company filed a registration statement on Form S-11 (Registration No. 333-175340) with the SEC in connection with the proposed offering of up to $2.4 billion in shares of common stock (the “Follow-On Offering”). Pursuant to the registration statement for the Follow-On Offering, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.40 per share, and up to $600.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.88 per share. The Dealer Manager provides dealer manager services in connection with the Follow-On Offering. The Follow-On Offering commenced on April 17, 2012, the date that the registration statement for the Follow-On Offering was declared effective by the SEC. The Follow-On Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Follow-On Offering, but will use its best efforts to sell the shares of common stock. The Follow-On Offering is also a continuous offering that is initially expected to end no later than two years after the effective date of the Follow-On Offering, or April 17, 2014, but may be extended by the Company’s board of directors for up to an additional one and a half year period.

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

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2012
March 31	April 16, 2012	$0.15625	$6,137	$4,902	$11,039

Total			$6,137	$4,902	$11,039

2011
March 31	April 15, 2011	$0.15625	$1,819	$1,436	$3,255
June 30	July 15, 2011	$0.15625	2,796	2,173	4,969
September 30	October 17, 2011	$0.15625	3,776	2,893	6,669
December 31	January 17, 2012	$0.15625	4,775	3,653	8,428

Total			$13,166	$10,155	$23,321

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

In the event of the death of a stockholder, such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed. See “Note 10” below for a description of certain amendments to the share redemption program that will take effect on June 1, 2012.

For the three months ended March 31, 2012 and 2011, the Company received eligible redemption requests related to approximately 154,000 and 9,300 shares of its common stock, respectively, which the Company redeemed for an aggregate amount of approximately $1.5 million and $93,000, respectively, using proceeds from the sale of shares pursuant to its distribution reinvestment plan.

8.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a third amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2012, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and employees of the Advisor serve as directors and/or officers of the Company. The Dealer Manager, also a related party, provides dealer manager services for the Company’s public offerings. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which are reallowed to participating unaffiliated broker-dealers, and are equal to up to 7.0% of the gross proceeds from the Initial Offering. These sales commissions are also payable in connection with the Follow-On Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Initial Offering. These dealer manager fees are also payable in connection with the Follow-On Offering.

Acquisition Fees. For each real property acquired during the operational stage, the acquisition fee was an amount equal to 2.0% of the purchase price of the property, until such time as the Company had invested an aggregate amount of $500.0 million in properties, at which time the acquisition fee was reduced to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. The Company reached the $500.0 million aggregate investment threshold during the second quarter of 2011. Accordingly, all acquisition fees incurred subsequent to the second quarter of 2011 were incurred at the 1.0% rate.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or our proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes).

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for expenses of our offerings up to 1.75% of the gross offering proceeds. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursement from our offerings, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of organization and offering expenses.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended March 31,		Payable as of
			March 31, 2012 (1)	December 31, 2011 (1)
(in thousands)	2012	2011
Expensed:
Acquisition fees	$1,753	$3,163	$170	$—
Asset management fees	2,105	667	—	—
Other expense reimbursements	366	230	37	59

Total expensed	$4,224	$4,060	$207	$59

Additional Paid-In Capital:
Sales commissions	$15,024	$6,277	$1,863	$563
Dealer manager fees	6,103	2,664	908	319
Organization and offering expenses	4,300	1,844	636	218

Total adjustments to additional paid-in capital	$25,427	$10,785	$3,407	$1,100

(1)	In addition, the amounts accrued for organization and offering expense reimbursement that are not payable until additional gross proceeds of the offering are received were $3.2 million and $5.2 million as of March 31, 2012 and December 31, 2011, respectively. The Company reimburses the Advisor for cumulative organization expenses and for expenses of its offerings up to 1.75% of the gross offering proceeds. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.

Joint Venture Fees. The unconsolidated joint venture described in “Note 4” has and will pay fees to the Advisor or its affiliates for providing services to the joint venture. For the three months ended March 31, 2012, the joint venture paid to the Advisor approximately $0.7 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

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

Status of Offering

As of May 2, 2012, the Company had raised gross proceeds of approximately $1.0 billion from the sale of 101.7 million shares of its common stock in the Company’s public offerings. As of that date, 233.6 million shares remained available for sale pursuant to the Follow-On Offering, including 60.7 million shares available for sale through the Company’s distribution reinvestment plan.

Acquisitions Under Contract

The following is a description of a significant acquisition that was under contract subsequent to March 31, 2012:

Cactus Distribution Centers. On April 6, 2012, the Company, through a wholly-owned subsidiary, entered into a purchase and sale agreement to acquire a 100% fee interest in two industrial buildings aggregating approximately 1.6 million square feet on 96.4 acres. The buildings are located in Phoenix, Arizona (collectively, the “Cactus Distribution Centers”). The Cactus Distribution Centers are fully leased to two tenants with an average remaining lease term (based on square feet) of 8.1 years. The total aggregate purchase price is expected to be approximately $131.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The acquisition of the Cactus Distribution Centers is expected to close during the second quarter of 2012, but there can be no assurance the acquisition will be completed. If the acquisition is not completed, there are circumstanced under which the Company may forfeit the $2.5 million it has deposited in connection with the acquisition.

Amendments to the Share Repurchase Program

As described in “Note 7,” the Company’s board of directors determined that the Company will offer shares of its common stock in the Follow-On Offering at $10.40 per share. In connection with this determination of a new price for the Follow-On Offering, the board approved and adopted amendments that impact the price at which shares will be redeemed pursuant to its share redemption program. The amendments are reflected in the Third Amended and Restated Share Redemption Program (the “Amended SRP”), which will take effect on June 1, 2012.

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

In August 2011, we entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in and acquiring industrial properties located in major U.S. distribution markets. We have a 51% ownership interest in the unconsolidated joint venture.

As of March 31, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that included 136 industrial buildings totaling approximately 24.7 million square feet with 258 tenants in 15 major industrial markets throughout the U.S. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 111 buildings totaling approximately 19.6 million square feet in 15 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through the unconsolidated joint venture, consisted of 25 buildings totaling approximately 5.1 million square feet in seven markets. We currently operate as one reportable segment comprised of industrial real estate.

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, 75% of which were offered at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 31, 2012, we had raised gross proceeds of $847.5 million from the sale of 85.5 million shares of our common stock in the Initial Offering, including $11.6 million from the sale of 1.2 million shares of our common stock through our distribution reinvestment plan. On April 16, 2012, we completed our Initial Offering.

Immediately following the completion of the Initial Offering, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $600.0 million in shares to be issued pursuant to our distribution reinvestment plan. The Follow-On Offering registration statement was declared effective by the SEC on April 17, 2012. Pursuant to the registration statement for the Follow-On Offering, up to $1.8 billion in shares of common stock are being offered at a price of $10.40 per share, and up to $600.0 million in shares are being offered under the Company’s distribution reinvestment plan at a price of $9.88 per share.

As of March 31, 2012, we have used, and we intend to continue to use, the net proceeds from our public offerings primarily to make investments in real estate assets. We may use the net proceeds from our public offerings to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments. We will experience a relative increase in cash balances as additional subscriptions for shares of our common stock are received in connection with our public offerings and a relative decrease in liquidity as proceeds from our public offerings are used to acquire, develop, and operate properties and to make debt and other investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of March 31, 2012 and December 31, 2011, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 41.7% and 50.3%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economic environment has improved over the past two years, including: (i) 11 consecutive quarters of positive gross domestic product (“GDP”) growth; (ii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iii) positive net absorption in certain markets; and (iv) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. The rentable square footage under lease for our consolidated and unconsolidated properties was 91% (96% excluding our value-add properties) and 92% (98% excluding our value-add properties) as of March 31, 2012 and December 31, 2011, respectively. Properties are considered value-add properties when they have certain occupancy levels, lease terms, and/or projected capital improvement requirements that differ from our core operating portfolio characteristics. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

The domestic and international financial markets experienced significant disruptions in late 2007 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending environment by considering various lending sources, including the securitization of debt, utilizing fixed interest rate loans, borrowing under our lines of credit, assuming existing mortgage loans in connection with property acquisitions, and entering into interest rate swap agreements, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

As of March 31, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that consisted of 136 industrial buildings comprised of approximately 24.7 million square feet as compared to 33 industrial buildings comprised of approximately 7.0 million square feet as of March 31, 2011. During the three months ended March 31, 2012, we acquired a total of 24 industrial buildings comprised of approximately 4.6 million square feet for an aggregate purchase price of $212.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, including seven industrial buildings comprised of approximately 0.8 million square feet for an aggregate total purchase price of $48.7 million, acquired through our 51% ownership interest in the unconsolidated joint venture. This compares to our acquisition of a total of eight industrial buildings during the three months ended March, 31 2011, comprised of approximately 3.6 million square feet for an aggregate purchase price of $158.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Refer to “Note 2 of Notes to Consolidated Financial Statements” for further detail regarding our acquisitions completed during the three months ended March 31, 2012. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from our Initial Offering and debt financings.

We are currently in the acquisition phase of our life cycle and the results of our operations are largely influenced by the timing of acquisitions. Accordingly, our operating results for the three months ended March 31, 2012 and 2011 are not directly comparable nor are our results of operations for the three months ended March 31, 2012 indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of properties acquired during 2010, 2011, and 2012 and as a result of the additive effect of anticipated future acquisitions of industrial properties.

	For the Three Months Ended March 31,		Change
(in thousands, except per share data)	2012	2011	2012 vs. 2011
Rental revenues:
Same store operating properties	$5,677	$5,689	$(12)
Non-same store operating properties	16,595	1,496	15,099

Total revenues	22,272	7,185	15,087

Rental expenses:
Same store operating properties	1,418	1,240	178
Non-same store operating properties	4,228	229	3,999

Total rental expenses	5,646	1,469	4,177

Net operating income:
Same store operating properties	4,259	4,449	(190)
Non-same store operating properties	12,367	1,267	11,100

Total net operating income	16,626	5,716	10,910

Other loss:
Equity in loss of unconsolidated joint venture	952	—	952
Other expenses:
Real estate-related depreciation and amortization	10,545	2,695	7,850
General and administrative expenses	1,323	705	618
Asset management fees, related party	2,105	667	1,438
Acquisition-related expenses, related party	1,753	3,163	(1,410)
Acquisition-related expenses	1,386	1,862	(476)
Interest expense and other	5,424	2,088	3,336

Total other expenses	22,536	11,180	11,356

Net loss	(6,862)	(5,464)	(1,398)
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(6,862)	$(5,464)	$(1,398)

Weighted-average shares outstanding	70,648	20,831	49,817

Net loss per common share - basic and diluted	$(0.10)	$(0.26)	$0.16

HOW WE MEASURE OUR PERFORMANCE

We evaluate the performance of operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio for the three months ended March 31, 2012 to include 25 buildings as of January 1, 2011.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and tenant reimbursement revenue. Rental revenues increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to an increase in non-same store rental revenues from the acquisition of an additional 86 industrial buildings from January 1, 2011 to March 31, 2012. Same store rental revenues remained effectively flat for the three months ended March 31, 2012 as compared to the same period in 2011 due to one building’s tenant not renewing its lease, while rental revenue from all other same store properties grew a combined 6.0%.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Rental expenses increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to an increase in non-same store rental expenses due to the significant increase in the number of buildings acquired and placed into operation during 2011.

Other Loss. Other loss increased for the three months ended March 31, 2012 as compared to the same period in 2011, due to the organization and start-up of our unconsolidated joint venture. For the three months ended March 31, 2012, the unconsolidated joint venture had positive net operating income, which was offset by real estate-related depreciation and amortization expense, interest expense, and acquisition-related expenses.

Other Expenses. Other expenses increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•

an increase in interest expense primarily due to an increase in net borrowings of $301.3 million since March 31, 2011, partially offset by a lower average interest rate of 4.35% as of March 31, 2012 as compared to 4.62% as of March 31, 2011;

•	an increase in asset management fees as a result of the growth in our portfolio;

•	an increase in general and administrative expenses due to the continued expansion of our operations with the growth in our portfolio; and

•

a decrease in acquisition-related expenses primarily due to the related-party acquisition fees decreasing to 1.0% for the three months ended March 31, 2012 as compared to 2.0% in the same period in 2011.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2012, NOI was $16.6 million as compared to $5.7 million for the three months ended March 31, 2011. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint venture, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis—Results of Operations” for a reconciliation of our net loss to NOI for the three months ended March 31, 2012 and 2011.

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

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net loss	$(6,862)	$(5,464)

Net loss per common share	$(0.10)	$(0.26)

Reconciliation of net loss to FFO:
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	10,545	2,695
Real estate-related depreciation and amortization in unconsolidated joint venture	1,553	—

FFO	$5,236	$(2,769)

FFO per common share	$0.07	$(0.13)

Reconciliation of FFO to Company-Defined FFO:
FFO	$5,236	$(2,769)
Add (deduct) Company adjustments:
Acquisition costs	3,139	5,025
Acquisition costs in unconsolidated joint venture	307	—

Company-Defined FFO	$8,682	$2,256

Company-Defined FFO per common share	$0.12	$0.11

Weighted-average shares outstanding	70,648	20,831

The SEC declared the registration statement for the Initial Offering effective on December 18, 2009. We broke escrow for the Initial Offering on March 31, 2010, and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. As such, we believe the aggregate FFO of $5.2 million, or $0.07 per share, for the three months ended March 31, 2012 as compared to the aggregate distributions declared of $11.0 million, or $0.15625 per share, for the three months ended March 31, 2012 is not indicative of future performance. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds during the short- and long-term are and will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our public offerings, debt financings, and cash flows generated by our real estate operations. Over time, we intend to generally fund our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from cash flows from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan; through debt financings; and through our joint venture partnership. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Total cash provided by (used in):
Operating activities	$1,854	$(966)
Investing activities	(183,263)	(152,976)
Financing activities	205,457	170,437

Net increase in cash	$24,048	$16,495

Cash provided by operating activities during the three months ended March 31, 2012 as compared to the same period in 2011, increased by $2.8 million primarily due to an increase in cash flows from our properties that we acquired during 2011 and 2012, partially offset by a higher level of working capital during the three months ended March 31, 2012.

Cash used in investing activities during the three months ended March 31, 2012 as compared to the same period in 2011, increased by $30.3 million primarily due to our increased acquisition activity.

Cash provided by financing activities during the three months ended March 31, 2012 as compared to the same period in 2011, increased by $35.0 million as a result of us raising a significant level of net proceeds from the Initial Offering, offset slightly by a lower overall level of new borrowings for the three months ended March 31, 2012.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As amended in December 2011, we entered into a revolving credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of March 31, 2012, we had $110.0 million outstanding under the line of credit with a weighted-average interest rate of 2.75%. The unused portion was approximately $50.0 million, of which approximately $12.5 million was available based on the collateral and financial covenants within the credit agreement.

In June 2011, we entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of March 31, 2012, there were no borrowings under this line of credit.

Mortgage Note Financings. As of March 31, 2012, we had property-level borrowings of $399.2 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average fixed interest rate of 4.78%, which reflects the effect of an interest rate swap agreement. Refer to “Note 5 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings under our lines of credit. We were in compliance with all debt covenants as of March 31, 2012.

Offering Proceeds. As of March 31, 2012, the gross proceeds raised from the Initial Offering were $847.5 million ($759.6 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a quarterly basis. A portion of the cash distributions for the quarter ended March 31, 2012 and all of the cash distributions for the quarter ended December 31, 2011, were paid from cash flows from operating activities, as determined on a GAAP basis. The balance of the cash distributions for the quarter ended March 31, 2012 and cash distributions for each other quarter in 2011 have been paid from sources other than cash flows from operating activities; all such distributions were paid from cash flows from financing activities, as determined on a GAAP basis, specifically, debt financings (including borrowings secured by our assets). Some or all of our future distributions may be paid from sources such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets) and sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the second quarter of 2012.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines total distributions and sources used to pay distributions for the quarterly periods indicated below:

(in thousands, except per share data and percentages						Source of Distributions Paid in Cash
	Payment Date	Amount
		Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions	Provided by Operating Activities (1)		Provided by Financing Activities (2)
2012
March 31	April 16, 2012	$0.15625	$6,137	$4,902	$11,039	$1,854	30%	$4,283	70%

Total			$6,137	$4,902	$11,039	$1,854	30%	$4,283	70%

2011
March 31	April 15, 2011	$0.15625	$1,819	$1,436	$3,255	$—	—%	$1,819	100%
June 30	July 15, 2011	$0.15625	2,796	2,173	4,969	—	—	2,796	100
September 30	October 17, 2011	$0.15625	3,776	2,893	6,669	—	—	3,776	100
December 31	January 17, 2012	$0.15625	4,775	3,653	8,428	4,775	100	—	—

Total			$13,166	$10,155	$23,321	$4,775	36%	$8,391	64%

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended December 31, 2011 were $6.7 million.
(2)	For the periods presented, 100% of cash distributions provided by financing activities, as determined on a GAAP basis, were funded through proceeds from our debt financings. Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis. See the Funds from Operations (“FFO”) and Company-Defined FFO table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Refer to “Note 7 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2012 and 2011, we received eligible redemption requests related to approximately 154,000 and 9,300 shares of our common stock, respectively, which we redeemed for an aggregate amount of approximately $1.5 million and $93,000, respectively, using proceeds from the sale of shares pursuant to our distribution reinvestment plan. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds – Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of May 2, 2012, we had raised gross proceeds of approximately $1.0 billion from the sale of 101.7 million shares of our common stock in our public offerings. As of that date, 233.6 million shares remained available for sale pursuant to the Follow-On Offering, including 60.7 million shares available for sale through our distribution reinvestment plan.

Acquisitions Under Contract

The following is a description of a significant acquisition that was under contract subsequent to March 31, 2012:

Cactus Distribution Centers. On April 6, 2012, we, through a wholly-owned subsidiary, entered into a purchase and sale agreement to acquire a 100% fee interest in two industrial buildings aggregating approximately 1.6 million square feet on 96.4 acres. The buildings are located in Phoenix, Arizona (collectively, the “Cactus Distribution Centers”). The Cactus Distribution Centers are fully leased to two tenants with an average remaining lease term (based on square feet) of 8.1 years. The total aggregate purchase price is expected to be approximately $131.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The acquisition of the Cactus Distribution Centers is expected to close during the second quarter of 2012, but there can be no assurance the acquisition will be completed. If the acquisition is not completed, there are circumstanced under which we may forfeit the $2.5 million we have deposited in connection with the acquisition.

Amendments to the Share Repurchase Program

See “Note 10 of Notes to Consolidated Financial Statements” for more information concerning amendments to our share redemption program that will take effect on June 1, 2012.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2011, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012 (“2011 Form 10-K”). Except as otherwise disclosed in “Note 5 of Notes to Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. As of March 31, 2012, our critical accounting estimates have not changed from those described in our 2011 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of March 31, 2012, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of March 31, 2012, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 78.4% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2012, the fair value and carrying value of our fixed rate debt was $408.3 million and $399.2 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of March 31, 2012, variable interest rate debt represented 21.6% of our total debt and consisted of borrowings under our lines of credit. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $110.0 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2012, would change our annual interest expense by approximately $27,000.

Derivative Instruments. We currently have one interest rate swap agreement that effectively converted one of our variable interest rate mortgage notes of $7.6 million to a fixed interest rate mortgage note for the full term. See “Note 5 of Notes to Consolidated Financial Statements” for more information concerning our derivative instrument.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

As of March 31, 2012, we had raised gross proceeds of $847.5 million from the sale of 85.5 million shares of our common stock in the Initial Offering, including $11.6 million from the sale of 1.2 million shares of our common stock through our distribution reinvestment plan.

The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (May 19, 2009) to March 31, 2012
Sales commissions	$52,003
Dealer manager fees	21,071
Organization and offering expenses	14,831

Total direct selling costs	$87,905

Offering proceeds, net of direct selling costs	$759,575

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

As of March 31, 2012, we have acquired, through our wholly-owned subsidiaries or through our 51% ownership interest in the unconsolidated joint venture, 136 industrial buildings totaling approximately 24.7 million square feet for an aggregate total purchase price of approximately $1.4 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. Of the aggregate total purchase price amount, $306.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, was acquired by the unconsolidated joint venture.

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

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap,” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such price), as calculated in accordance with policies and procedures developed by our board of directors. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

For the three months ended March 31, 2012 and 2011, we received eligible redemption requests related to approximately 154,000 and 9,300 shares of our common stock, respectively, which we redeemed for an aggregate amount of approximately $1.5 million and $93,000, respectively, using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

The table below summarizes the redemption activity for the three months ended March 31, 2012:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2012	—	$—	—	—
February 29, 2012	—	—	—	—
March 31, 2012	153,620	9.61	153,620	—

Total	153,620	$9.61	153,620	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

See “Note 10” of “Notes to Consolidated Financial Statements” for more information concerning amendments to our share redemption program that will take effect on June 1, 2012.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 9, 2012	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

May 9, 2012	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	First Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

4.2	Second Amended and Restated Share Redemption Program effective July 1, 2011. Incorporated by reference to Exhibit 4.3 to Post-effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on July 1, 2011.

4.3	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.4	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Third Amended and Restated Advisory Agreement, dated February 21, 2012. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.2	Dealer Manager Agreement among Industrial Income Trust Inc., Industrial Income Advisors LLC and Dividend Capital Securities LLC, dated February 27, 2012. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2012.

10.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated March 26, 2012, by IIT Lehigh Valley DC LLC, IIT North Plainfeld DC LLC, IIT Indianapolis DC LLC, KPJV Ruppsville Road LP, KPJV 861 Nestle Way LP, KPJV 7566 Morris Court LP, KPJV 7520 Morris Court LP, KPJV 595 South Perry Road LP, KPJV 909 Whitaker Road LP, KPJV 849 Whitaker Road LP, KPJV 923 Whitaker Road LP, KPJV 558 Airtech Parkway LP, and KPJV 5252 Decatur Boulevard LP. Incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on April 3, 2012.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.