Form 10-Q
period 2012-06-30
Industrial Income Trust Inc.
filed 2012-08-10
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, there were 110,867,179 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Land	$305,592	$206,383
Building and improvements	938,223	615,422
Intangible lease assets	161,972	111,407
Construction in progress	2,412	666

Investment in properties	1,408,199	933,878
Less accumulated depreciation and amortization	52,242	26,466

Net investment in properties	1,355,957	907,412
Investment in unconsolidated joint venture	84,137	64,788
Cash and cash equivalents	15,897	12,934
Restricted cash	2,722	3,371
Straight-line rent and accounts receivable, net	8,806	5,011
Notes receivable	5,912	5,912
Deferred financing costs, net	4,047	4,129
Other assets	20,839	9,668

Total assets	$1,498,317	$1,013,225

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$7,382	$6,572
Debt	617,183	509,846
Tenant prepaids and security deposits	9,108	7,512
Due to affiliates	4,294	6,364
Distributions payable	15,722	8,428
Intangible lease liabilities, net	4,791	1,473
Other liabilities	296	237

Total liabilities	658,776	540,432

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 106,128 and 60,550 shares issued and outstanding, respectively	1,061	606
Additional paid-in capital	940,791	532,901
Accumulated deficit	(102,044)	(60,488)
Accumulated other comprehensive loss	(268)	(227)

Total stockholders’ equity	839,540	472,792
Noncontrolling interests	1	1

Total equity	839,541	472,793

Total liabilities and equity	$1,498,317	$1,013,225

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Rental revenues	$28,425	$9,965	$50,697	$17,150

Total revenues	28,425	9,965	50,697	17,150

Operating expenses:
Rental expenses	6,457	2,173	12,103	3,642
Real estate-related depreciation and amortization	13,556	3,630	24,101	6,325
General and administrative expenses	1,516	902	2,839	1,607
Asset management fees, related party	2,658	984	4,763	1,651
Acquisition-related expenses, related party	3,059	3,905	4,812	7,068
Acquisition-related expenses	2,330	2,799	3,716	4,661

Total operating expenses	29,576	14,393	52,334	24,954

Other expenses:
Equity in loss of unconsolidated joint venture	468	—	1,420	—
Interest expense and other	6,314	2,862	11,738	4,950

Total other expenses	6,782	2,862	13,158	4,950

Net loss	(7,933)	(7,290)	(14,795)	(12,754)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(7,933)	$(7,290)	$(14,795)	$(12,754)

Weighted-average shares outstanding	100,788	31,801	85,632	26,346

Net loss per common share - basic and diluted	$(0.08)	$(0.23)	$(0.17)	$(0.48)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net loss attributable to common stockholders	$(7,933)	$(7,290)	$(14,795)	$(12,754)
Unrealized loss on derivative instruments	(34)	(163)	(41)	(106)

Comprehensive loss attributable to common stockholders	$(7,967)	$(7,453)	$(14,836)	$(12,860)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793
Net loss	—	—	—	(14,795)	—	—	(14,795)
Unrealized loss on derivative instruments, net	—	—	—	—	(41)	—	(41)
Issuance of common stock	45,816	458	455,169	—	—	—	455,627
Offering costs	—	—	(44,974)	—	—	—	(44,974)
Redemptions of common stock	(238)	(3)	(2,305)	—	—	—	(2,308)
Distributions to stockholders	—	—	—	(26,761)	—	—	(26,761)

Balance as of June 30, 2012	106,128	$1,061	$940,791	$(102,044)	$(268)	$1	$839,541

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Operating activities:
Net loss	$(14,795)	$(12,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	24,101	6,325
Equity in loss of unconsolidated joint venture	1,420	—
Straight-line rent and amortization of above- and below-market leases	(1,834)	(528)
Bad debt expense	464	—
Amortization of financing costs and other	695	299
Changes in operating assets and liabilities:
Restricted cash	463	—
Accounts receivable and other assets	(2,945)	(324)
Accounts payable and other liabilities	(576)	2,263
Due to affiliates, exclusive of offering costs for issuance of common stock	48	(498)
Accrued acquisition costs	(40)	65

Net cash provided by (used in) operating activities	7,001	(5,152)

Investing activities:
Real estate acquisitions	(454,263)	(418,373)
Acquisition deposits	(9,300)	(1,065)
Additions to real estate	(4,253)	(1,313)
Investment in unconsolidated joint venture	(29,586)	—
Distribution from unconsolidated joint venture	8,817	—
Note receivable	—	(4,600)
Change in restricted cash	185	(896)
Other	10	(81)

Net cash used in investing activities	(488,390)	(426,328)

Financing activities:
Proceeds from issuance of mortgage notes	91,425	183,992
Repayments of mortgage notes	(1,443)	(1,065)
Proceeds from line of credit	318,400	56,300
Repayments of line of credit	(310,150)	—
Financing costs paid	(684)	(1,848)
Proceeds from issuance of common stock	445,603	210,134
Offering costs for issuance of common stock	(45,579)	(21,732)
Distributions paid to common stockholders	(10,912)	(2,761)
Redemptions of common stock	(2,308)	(223)

Net cash provided by financing activities	484,352	422,797

Net increase (decrease) in cash and cash equivalents	2,963	(8,683)
Cash and cash equivalents, at beginning of period	12,934	27,634

Cash and cash equivalents, at end of period	$15,897	$18,951

Supplemental disclosure of cash flow information:
Interest paid	$11,254	$4,249

Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$5,939	$2,552
Mortgage notes assumed on real estate acquisitions	10,107	3,679
(Decrease) increase in accrued offering costs	(1,751)	4,612
Acquisition deposits applied to real estate acquisitions	499	2,289
Distributions reinvested in common stock	8,554	2,280

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2.	ACQUISITIONS

The Company acquired 100% of the following acquisitions during the six months ended June 30, 2012:

					Intangibles
(in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
IN/PA Industrial Portfolio	3/28/2012	11	$22,413	$102,391	$14,226	$274	$(2,054)	$137,250
Hollins End Industrial Park	5/3/2012	6	13,705	13,827	2,928	255	(433)	30,282
Cactus Distribution Centers	5/10/2012	2	18,916	96,805	13,167	2,774	—	131,662
Houston Industrial Portfolio	6/14/2012	4	6,243	30,008	3,917	113	(332)	39,949
Other acquisitions	Various	15	37,932	77,344	12,970	962	(854)	128,354

Total properties		38	$99,209	$320,375	$47,208	$4,378	$(3,673)	$467,497

(1)	Total purchase price equals consideration paid, plus any debt assumed. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information and; therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period not to exceed 12 months from the acquisition date.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, including any renewal periods, as applicable. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
IN/PA Industrial Portfolio	4.0
Hollins End Industrial Park	3.5
Cactus Distribution Centers	8.1
Houston Industrial Portfolio	3.6
Other acquisitions	4.9

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net income of the Hollins End Industrial Park, Cactus Distribution Centers, and Houston Industrial Portfolio acquisitions included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2012; (ii) actual revenues and net income of the second quarter 2011 acquisitions included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2011; (iii) actual revenues and net income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, and Houston Industrial Portfolio acquisitions included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2012; (iv) actual revenues and net income of all 2011 acquisitions included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2011; and (v) pro forma revenues and net (loss) income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, and Houston Industrial Portfolio acquisitions, as if the date of each acquisition had been January 1, 2011, and all of the 2011 acquisitions, as if the date of each 2011 acquisition had been January 1, 2010. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Actual:
Total revenues	$2,067	$1,061	$5,897	$5,800

Net income	$1,015	$353	$1,063	$1,223

Pro forma:
Total revenues (1)	$30,438	$31,626	$59,737	$63,077

Net (loss) income (2)	$(1,834)	$475	$(4,536)	$(9,441)

Net (loss) income per common share - basic and diluted	$(0.02)	$0.00	$(0.04)	$(0.09)

Weighted-average shares outstanding (3)	106,128	106,128	106,128	106,128

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental rental revenue of $2.0 million and $21.7 million for the three months ended June 30, 2012 and 2011, respectively, and $9.0 million and $45.9 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $6.0 million and $8.1 million for the three months ended June 30, 2012 and 2011, respectively, and $8.5 million for the six months ended June 30, 2012. The pro forma net loss was adjusted to include acquisition-related expenses of $10.2 million for the six months ended June 30, 2011, to reflect these costs relating to 2012 acquisitions as if they were incurred as of January 1, 2011.
(3)	The pro forma weighted-average shares outstanding were calculated as if all shares outstanding as of June 30, 2012 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of June 30, 2012, the Company’s consolidated investment in properties consisted of 132 industrial buildings totaling approximately 23.8 million square feet in 16 markets. Investment in properties consisted of the following:

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2012			December 31, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$142,403	$(27,986)	$114,417	$96,123	$(14,105)	$82,018
Above-market lease assets	19,569	(4,436)	15,133	15,284	(2,407)	12,877
Below-market lease liabilities	(5,573)	782	(4,791)	(1,864)	391	(1,473)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2012, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Leases	Below-Market Leases
Remainder of 2012	$16,846	$2,398	$(564)
2013	25,200	3,307	(892)
2014	18,890	2,496	(846)
2015	15,688	2,151	(681)
2016	11,783	1,627	(545)
Thereafter	26,010	3,154	(1,263)

Total	$114,417	$15,133	$(4,791)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2012, excluding rental revenues from the potential renewal or replacement of existing future leases and from customer reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2012	$48,243
2013	91,372
2014	83,190
2015	77,109
2016	66,703
Thereafter	210,497

Total	$577,114

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,865	$584	$3,559	$1,022
Above-market lease amortization	(1,086)	(346)	(2,116)	(608)
Below-market lease amortization	209	59	391	114

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$5,759	$1,550	$9,866	$2,724
Intangible lease asset amortization	7,797	2,080	14,235	3,601

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In August 2011, the Company, through two of its wholly-owned subsidiaries, entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor and formed the IIT North American Industrial Fund I Limited Partnership. The joint venture was formed for purposes of jointly investing in and acquiring industrial properties located in major U.S. distribution markets. The Company has a 51% ownership interest in the joint venture.

During the six months ended June 30, 2012, the unconsolidated joint venture acquired eight industrial buildings totaling approximately 1.1 million square feet in three markets for an aggregate total purchase price of $63.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of June 30, 2012, the unconsolidated joint venture owned and managed a portfolio of properties that consisted of 26 industrial buildings comprised of approximately 5.4 million square feet in eight markets with an aggregate purchase price of $321.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

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

	Interest Rate		Initial	Balance as of
(in thousands)	at June 30, 2012	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
Line of credit (1)	3.75%	Variable	December 2012	$18,000	$7,000
Line of credit (2)	2.50%	Variable	December 2013	100,000	102,750
Mortgage note	6.44%	Fixed	January 2013	9,746	10,086
Mortgage note	2.25%	Variable	May 2015	9,080	—
Mortgage note	5.51%	Fixed	June 2015	3,446	3,539
Mortgage note (3)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	6.24%	Fixed	July 2016	6,811	6,911
Mortgage note	5.77%	Fixed	March 2017	4,495	4,496
Mortgage note	5.61%	Fixed	June 2017	6,389	6,413
Mortgage note	4.31%	Fixed	September 2017	29,110	29,371
Mortgage notes (4)	4.45%	Fixed	June 2018	31,995	32,000
Mortgage notes	3.90%	Fixed	January 2019	61,000	61,000
Mortgage notes (5)	4.95%	Fixed	October 2020	25,929	26,136
Mortgage note (6)	4.90%	Fixed	November 2020	7,563	7,624
Mortgage notes (6)	4.81%	Fixed	November 2020	41,138	41,468
Mortgage notes	5.68%	Fixed	January 2021	53,165	53,492
Mortgage note	4.95%	Fixed	February 2021	9,406	—
Mortgage notes	4.70%	Fixed	July 2021	110,000	110,000
Mortgage notes	4.25%	Fixed	July 2022	82,350	—

Total / Weighted-Average	4.28%			$617,183	$509,846

Gross book value of properties encumbered by debt				$1,402,626	$932,014

(1)	The interest rate is based on London Interbank Offered Rate (“LIBOR”), plus 3.50%.
(2)	The interest rate is based on LIBOR, plus 2.25%.
(3)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.75% and 2.76% as of June 30, 2012 and December 31, 2011, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(4)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(5)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(6)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.

As of June 30, 2012, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2012 (1)	$19,500
2013 (1)	112,490
2014	4,578
2015	24,056
2016	11,532
Thereafter	444,757

Total principal payments	616,913
Unamortized premium on assumed debt	270

Total debt	$617,183

(1)	Includes $18.0 million and $100.0 million due under the lines of credit in December 2012 and December 2013, respectively, which lines of credit may be extended pursuant to a six-month and a one-year extension option, respectively, subject to certain conditions.

Lines of Credit

As amended in December 2011, the Company entered into a revolving credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement matures in December 2013 and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of June 30, 2012, the Company had $100.0 million outstanding under the line of credit. The unused portion was approximately $60.0 million, of which approximately $23.0 million was available based on the collateral and financial covenants within the credit agreement.

In June 2011, the Company entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The line of credit is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of June 30, 2012, the Company had $18.0 million outstanding under the line of credit. The unused portion was approximately $22.0 million, of which approximately $22.0 million was available.

Debt Covenants

The Company’s mortgage note financings and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of June 30, 2012.

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

On August 31, 2010, the Company entered into a five-year, LIBOR-based interest rate swap agreement to hedge the interest rate on the $7.6 million mortgage note secured by one of the Company’s properties. The interest rate swap has an effective date of August 31, 2010 and will expire on September 1, 2015. The Company entered into the interest rate swap to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time, with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments. Accordingly, changes in fair value of the interest rate swap were recorded as a component of accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCI on the condensed consolidated balance sheets to interest expense on the condensed consolidated statements of operations as the interest expense is recognized on the related debt.

The following table summarizes the location and fair value of cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest rate swap	$7,560	Other liabilities	$268	$227

The following table presents the effect of the Company’s derivative instruments on the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest rate swap:
(Loss) gain recognized in AOCI (effective portion)	$(7)	$(136)	$13	$(53)
Loss reclassified from AOCI into income (effective portion)	(27)	(27)	(54)	(53)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2012
Liabilities
Derivative instrument	$—	$268	$—	$268

Total liabilities measured at fair value	$—	$268	$—	$268

December 31, 2011
Liabilities
Derivative instrument	$—	$227	$—	$227

Total liabilities measured at fair value	$—	$227	$—	$227

As of June 30, 2012 and December 31, 2011, the Company had no financial instruments that were transferred between Level 1 or Level 2. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,901	$5,912	$5,897

Liabilities
Lines of credit	118,000	118,000	109,750	109,750
Mortgage notes	499,183	523,308	400,096	409,718
Derivative instrument	268	268	227	227

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. As of June 30, 2012, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

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

Public Offerings

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Initial Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to the registration statement for the Initial Offering, the Company offered for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. Dividend Capital Securities LLC (the “Dealer Manager”) provided dealer manager services in connection with the Initial Offering. The Initial Offering closed on April 16, 2012.

On April 17, 2012, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-175340) for the Company’s follow-on public offering of up to $2.4 billion in shares of common stock (the “Follow-On Offering”), and the Follow-On Offering commenced the same day. Pursuant to the registration statement for the Follow-On Offering, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.40 per share, and up to $600.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.88 per share. The Dealer Manager provides dealer manager services in connection with the Follow-On Offering. The Follow-On Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Follow-On Offering, but will use its best efforts to sell the shares of common stock. The Follow-On Offering is also a continuous offering that is initially expected to end no later than two years after the effective date of the Follow-On Offering, or April 17, 2014, but may be extended by the Company’s board of directors for up to an additional one and a half year period.

As of June 30, 2012, the Company had raised gross proceeds of $1.1 billion from the sale of 106.5 million shares of its common stock in its public offerings, including $16.5 million from the sale of 1.7 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 228.7 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 60.7 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2012
June 30	July 16, 2012	$0.15625	$8,435	$7,287	$15,722
March 31	April 16, 2012	$0.15625	6,137	4,902	11,039

Total			$14,572	$12,189	$26,761

2011
December 31	January 17, 2012	$0.15625	$4,775	$3,653	$8,428
September 30	October 17, 2011	$0.15625	3,776	2,893	6,669
June 30	July 15, 2011	$0.15625	2,796	2,173	4,969
March 31	April 15, 2011	$0.15625	1,819	1,436	3,255

Total			$13,166	$10,155	$23,321

Redemptions

The Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a new primary offering price of $10.40 per share for the Follow-On Offering, that impact the price at which shares will be redeemed pursuant to the Company’s share redemption program. The amendments modified the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 were redeemed pursuant to the terms of the amended share redemption program and any shares redeemed thereafter will be redeemed pursuant to the terms of the amended share redemption program.

Subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of the Company’s common stock for cash. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap. With respect to shares of the Company’s common stock purchased pursuant to the Initial Offering, including shares through the Company’s distribution reinvestment plan, the original purchase price will be increased by 4.0%, which is the amount by which the offering price increased between the Initial Offering and the Follow-On Offering (the “Initial Offering Adjustment”), subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder. The discount from the purchase price paid (as increased, if applicable, by the Initial Offering Adjustment) for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

For the six months ended June 30, 2012 and 2011, the Company received eligible redemption requests related to approximately 238,000 and 22,300 shares of its common stock, respectively, which the Company redeemed for an aggregate amount of approximately $2.3 million and $223,000, respectively.

8.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a third amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2012, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and employees of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services for the Company’s public offerings. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

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

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for expenses of our offerings up to 1.75% of the gross offering proceeds. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursements from our offerings, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Six Months		Payable as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2012	2011	2012	2011	2012 (1)	2011 (1)
Expensed:
Acquisition fees	$3,059	$3,905	$4,812	$7,068	$—	$—
Asset management fees	2,658	984	4,763	1,651	—	—
Other expense reimbursements	350	296	716	547	29	59

Total expensed	$6,067	$5,185	$10,291	$9,266	$29	$59

Additional Paid-In Capital:
Sales commissions	$12,449	$6,729	$27,473	$13,006	$289	$563
Dealer manager fees	5,177	2,684	11,280	5,348	257	319
Organization and offering expenses	3,673	1,943	7,973	3,787	186	218

Total adjustments to additional paid-in capital	$21,299	$11,356	$46,726	$22,141	$732	$1,100

(1)	In addition, the amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offering are received were $3.5 million and $5.2 million as of June 30, 2012 and December 31, 2011, respectively. The Company reimburses the Advisor for cumulative organization expenses and for expenses of its offerings up to 1.75% of the gross offering proceeds. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.

Joint Venture Fees. The unconsolidated joint venture described in “Note 4” has and will pay fees to the Advisor or its affiliates for providing services to the joint venture. For the six months ended June 30, 2012, the joint venture paid to the Advisor approximately $1.2 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

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

Status of Offering

As of August 3, 2012, the Company had raised gross proceeds of $1.1 billion million from the sale of 111.3 million shares of its common stock in its public offerings, including $23.8 million from the sale of 2.5 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 224.0 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 60.0 million shares available for sale through the Company’s distribution reinvestment plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise substantially more offering proceeds and effectively deploy the proceeds raised in our public offerings in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

OVERVIEW

General

Industrial Income Trust Inc. is a Maryland corporation formed on May 19, 2009 that has operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2010. We were organized to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that our customers will be investment grade and much of our customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

In August 2011, we entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor for purposes of jointly investing in and acquiring industrial properties located in major U.S. distribution markets. We have a 51% ownership interest in the unconsolidated joint venture.

As of June 30, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that included 158 industrial buildings totaling approximately 29.2 million square feet with 293 customers in 16 major industrial markets throughout the U.S. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 132 buildings totaling approximately 23.8 million square feet in 16 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through an unconsolidated joint venture, consisted of 26 buildings totaling approximately 5.4 million square feet in eight markets. We currently operate as one reportable segment comprised of industrial real estate.

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share.

As of June 30, 2012, we had raised gross proceeds of $1.1 billion from the sale of 106.5 million shares of our common stock in our public offerings, including $16.5 million from the sale of 1.7 million shares of our common stock through our distribution reinvestment plan. As of that date, 228.7 million shares remained available for sale pursuant to our Follow-On Offering, including 60.7 million shares available for sale through our distribution reinvestment plan.

As of June 30, 2012, we have used, and we intend to continue to use, the net proceeds from our public offerings primarily to make investments in real estate assets. We may use the net proceeds from our public offerings to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of June 30, 2012 and December 31, 2011, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 41.2% and 50.3%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to mirror global economic conditions. The economic environment has improved over the past two years, including: (i) 12 consecutive quarters of positive gross domestic product (“GDP”) growth; (ii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iii) positive net absorption in certain markets; and (iv) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. The rentable square footage under lease for our consolidated and unconsolidated properties was 93% (96% excluding our value-add properties) and 92% (98% excluding our value-add properties) as of June 30, 2012 and December 31, 2011, respectively. Properties are considered value-add properties when they have certain occupancy levels, lease terms, and/or projected capital improvement requirements that differ from our core operating portfolio characteristics. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

The domestic and international financial markets experienced significant disruptions in 2008 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending environment by considering various lending sources, including the securitization of debt, utilizing fixed interest rate loans, borrowing under our lines of credit, assuming existing mortgage loans in connection with property acquisitions, and entering into interest rate swap agreements, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

As of June 30, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that consisted of 158 industrial buildings comprised of approximately 29.2 million square feet as compared to 63 industrial buildings comprised of approximately 11.6 million square feet as of June 30, 2011. During the six months ended June 30, 2012, we acquired a total of 46 industrial buildings comprised of approximately 9.1 million square feet for an aggregate purchase price of $531.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, including eight industrial buildings comprised of approximately 1.1 million square feet for an aggregate total purchase price of $63.8 million, acquired through our 51% ownership interest in the unconsolidated joint venture. This compares to our acquisition of a total of 38 industrial buildings during the six months ended June 30, 2011, comprised of approximately 8.2 million square feet for an aggregate purchase price of $424.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Refer to “Note 2 of Notes to Condensed Consolidated Financial Statements” for further detail regarding our acquisitions completed during the six months ended June 30, 2012. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from our public offerings and debt financings.

We are currently in the acquisition phase of our life cycle and the results of our operations are largely influenced by the timing of acquisitions. Accordingly, our operating results for the three and six months ended June 30, 2012 and 2011 are not directly comparable nor are our results of operations for the three months ended June 30, 2012 indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2012	Ended June 30,		2012
(in thousands, except per share data)	2012	2011	vs. 2011	2012	2011	vs. 2011
Rental revenues:
Same store operating properties	$8,508	$8,919	$(411)	$10,962	$11,364	$(402)
Non-same store operating properties	19,917	1,046	18,871	39,735	5,786	33,949

Total revenues	28,425	9,965	18,460	50,697	17,150	33,547

Rental expenses:
Same store operating properties	1,837	1,801	36	2,759	2,505	254
Non-same store operating properties	4,620	372	4,248	9,344	1,137	8,207

Total rental expenses	6,457	2,173	4,284	12,103	3,642	8,461

Net operating income:
Same store operating properties	6,671	7,118	(447)	8,203	8,859	(656)
Non-same store operating properties	15,297	674	14,623	30,391	4,649	25,742

Total net operating income	21,968	7,792	14,176	38,594	13,508	25,086

Other loss:
Equity in loss of unconsolidated joint venture	468	—	468	1,420	—	1,420

Other expenses:
Real estate-related depreciation and amortization	13,556	3,630	9,926	24,101	6,325	17,776
General and administrative expenses	1,516	902	614	2,839	1,607	1,232
Asset management fees, related party	2,658	984	1,674	4,763	1,651	3,112
Acquisition-related expenses, related party	3,059	3,905	(846)	4,812	7,068	(2,256)
Acquisition-related expenses	2,330	2,799	(469)	3,716	4,661	(945)
Interest expense and other	6,314	2,862	3,452	11,738	4,950	6,788

Total other expenses	29,433	15,082	14,351	51,969	26,262	25,707

Net loss	(7,933)	(7,290)	(643)	(14,795)	(12,754)	(2,041)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(7,933)	$(7,290)	$(643)	$(14,795)	$(12,754)	$(2,041)

Weighted-average shares outstanding	100,788	31,801	68,987	85,632	26,346	59,286

Net loss per common share - basic and diluted	$(0.08)	$(0.23)	$0.15	$(0.17)	$(0.48)	$0.31

HOW WE MEASURE OUR PERFORMANCE

We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include properties owned for the full prior year period, which for the three months ended June 30, 2012 included 33 buildings owned as of April 1, 2011 and for the six months ended June 30, 2012 included 25 industrial buildings owned as of January 1, 2011.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Rental revenues increased significantly for both the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to an increase in non-same store rental revenues from an additional 99 industrial buildings owned during the period from April 1, 2011 to June 30, 2012 as compared to the prior year period, and an additional 107 industrial buildings owned during the period from January 1, 2011 to June 30, 2012 as compared to the prior year period. Same store rental revenues decreased 4.6% and 3.5%, respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to one customer not renewing its lease. Rental revenues from all other same store properties remained even for the three months ended June 30, 2012 and grew an aggregate 3.3% for the six months ended June 30, 2012.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Rental expenses increased for both the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings owned compared to the same periods during 2011. Same store rental expenses increased by 10.1% for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to an increase in expenses incurred for property insurance, real estate taxes, and utilities, the majority of which is recoverable from our customers.

Other Loss. Other loss increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, due to the organization and start-up of our unconsolidated joint venture in August 2011. For the three and six months ended June 30, 2012, the unconsolidated joint venture had positive net operating income, which was offset by real estate-related depreciation and amortization expense, interest expense, and acquisition-related expenses.

Other Expenses. Other expenses increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•

an increase in interest expense primarily due to an increase in net borrowings of $248.5 million since June 30, 2011, partially offset by a lower average interest rate of 4.28% as of June 30, 2012 as compared to 4.52% as of June 30, 2011;

•	an increase in asset management fees as a result of the growth in our portfolio; and

•	an increase in general and administrative expenses due to the continued expansion of our operations with the growth in our portfolio; which were partially offset by

•

a decrease in acquisition-related expenses primarily due to the related party acquisition fees decreasing to 1.0% of purchase price as a result of us exceeding the $500.0 million acquisition threshold pursuant to the Advisory Agreement, as compared to 2.0% of purchase price for the same periods in 2011, as well as a decrease in other expenses as compared to prior periods.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2012, NOI was $22.0 million and $38.6 million, respectively, as compared to $7.8 million and $13.5 million, respectively, for the three and six months ended June 30, 2011. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint venture, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis—Results of Operations” for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2012 and 2011.

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

As set forth in the table below, Company-Defined FFO per share increased approximately 32.1% and 24.4% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net loss	$(7,933)	$(7,290)	$(14,795)	$(12,754)

Net loss per common share	$(0.08)	$(0.23)	$(0.17)	$(0.48)

Reconciliation of net loss to FFO:
Net loss	$(7,933)	$(7,290)	$(14,795)	$(12,754)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	13,556	3,630	24,101	6,325
Real estate-related depreciation and amortization of unconsolidated joint venture	1,622	—	3,175	—

FFO	$7,245	$(3,660)	$12,481	$(6,429)

FFO per common share	$0.07	$(0.12)	$0.15	$(0.24)

Reconciliation of FFO to Company-Defined FFO:
FFO	$7,245	$(3,660)	$12,481	$(6,429)
Add (deduct) Company adjustments:
Acquisition costs	5,389	6,704	8,528	11,729
Acquisition costs of unconsolidated joint venture	115	—	422	—

Company-Defined FFO	$12,749	$3,044	$21,431	$5,300

Company-Defined FFO per common share	$0.13	$0.10	$0.25	$0.20

Weighted-average shares outstanding	100,788	31,801	85,632	26,346

We believe the aggregate FFO of $7.2 million, or $0.07 per share, and $12.5 million, or $0.15 per share, for the three and six months ended June 30, 2012, respectively, as compared to the aggregate distributions declared of $15.7 million, or $0.15625 per share, and $26.8 million, or $0.3125 per share, for the three and six months ended June 30, 2012, respectively, is not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our public offerings, debt financings, and cash flows generated by our real estate operations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows. Our cash needs for acquisitions and other investments will be funded primarily from the continued sale of common stock, including shares offered for sale through our distribution reinvestment plan; debt financings; and our joint venture partnership. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Total cash provided by (used in):
Operating activities	$7,001	$(5,152)
Investing activities	(488,390)	(426,328)
Financing activities	484,352	422,797

Net increase (decrease) in cash	$2,963	$(8,683)

Cash provided by operating activities during the six months ended June 30, 2012 increased by $12.2 million as compared to the same period in 2011, primarily due to an increase in cash flows from our operating properties, partially offset by a higher level of working capital during the six months ended June 30, 2012.

Cash used in investing activities during the six months ended June 30, 2012 increased by $62.1 million as compared to the same period in 2011, primarily due to our increased acquisition activity.

Cash provided by financing activities during the six months ended June 30, 2012 increased by $61.6 million as compared to the same period in 2011, as a result of us raising additional capital from the our public offerings, combined with a lower overall level of new borrowings for the six months ended June 30, 2012.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As amended in December 2011, we entered into a revolving credit agreement with an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement matures in December 2013, and may be extended pursuant to a one-year extension option. The interest rate is variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, within certain restrictions set forth in the loan agreement. Amounts under the line of credit become available when such qualified properties are added as collateral to the loan agreement. As of June 30, 2012, we had $100.0 million outstanding under the line of credit with a weighted-average interest rate of 2.50%. The unused portion was approximately $60.0 million, of which approximately $23.0 million was available based on the collateral and financial covenants within the credit agreement. Subsequent to June 30, 2012, through the date of this report, we paid down $50.0 million.

In June 2011, we entered into a revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement matures in December 2012, and may be extended to June 2013, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of June 30, 2012, we had $18.0 million outstanding under the line of credit with a weighted-average interest rate of 3.75%, and the available amount was $22.0 million. Subsequent to June 30, 2012, through the date of this report, we paid off the entire amount outstanding.

Mortgage Note Financings. As of June 30, 2012, we had property-level borrowings of $499.2 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average interest rate of 4.65%, which reflects the effect of an interest rate swap agreement. Refer to “Note 5 of Notes to Condensed Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt and make borrowings under our lines of credit. We were in compliance with all debt covenants as of June 30, 2012.

Offering Proceeds. As of June 30, 2012, the gross proceeds raised from our public offerings were $1.1 billion ($948.2 million net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the second and first quarters of 2012 and the fourth quarter of 2011, 33%, 17%, and 57%, respectively, of total distributions were paid from cash flows from operating activities, as determined on a GAAP basis. For the second and first quarters of 2012 and the fourth quarter of 2011, 67%, 83%, and 43%, respectively, of total distributions were funded from sources other than cash flows from operating activities, as were 100% of total distributions for the first three quarters of 2011. In the aggregate, 32% of total distributions for the second and first quarters of 2012 and all of 2011 were funded with proceeds from our debt financings (including borrowings secured by our assets) and 45% of total distributions for the second and first quarters of 2012 and all of 2011were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the third quarter of 2012.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines total distributions and sources used to pay distributions for the quarterly periods indicated below:

	Source of Distributions
(dollars in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2012
June 30, 2012	$5,147	33%	$3,288	21%	$7,287	46%	$15,722
March 31, 2012	$1,854	17%	$4,283	39%	$4,902	44%	$11,039

2011
December 31, 2011	$4,775	57%	$—	—%	$3,653	43%	$8,428
September 30, 2011	$—	—%	$3,776	57%	$2,893	43%	$6,669
June 30, 2011	$—	—%	$2,796	56%	$2,173	44%	$4,969
March 31, 2011	$—	—%	$1,819	56%	$1,436	44%	$3,255

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended June 30, 2012, March 31, 2012, and December 31, 2011 were $5.1 million, $1.9 million, and $6.7 million, respectively.
(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 45% of total distributions since inception.

Refer to “Note 7 of Notes to Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the six months ended June 30, 2012 and 2011, we received eligible redemption requests related to approximately 238,000 and 22,300 shares of our common stock, respectively, which we redeemed for an aggregate amount of approximately $2.3 million and $223,000, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of August 3, 2012, we had raised gross proceeds of $1.1 billion from the sale of 111.3 million shares of our common stock in our public offerings, including $23.8 million from the sale of 2.5 million shares of our common stock through our distribution reinvestment plan. As of that date, 224.0 million shares remained available for sale pursuant to our Follow-On Offering, including 60.0 million shares available for sale through our distribution reinvestment plan.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2011, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012 (“2011 Form 10-K”). Except as otherwise disclosed in “Note 5 of Notes to Condensed Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. As of June 30, 2012, our critical accounting estimates have not changed from those described in our 2011 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of June 30, 2012, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of June 30, 2012, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 79.4% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2012, the fair value and carrying value of our fixed rate debt was $514.3 million and $490.1 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2012. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our cash flows from operations.

Variable Interest Rate Debt. As of June 30, 2012, variable interest rate debt represented 20.6% of our total debt and consisted of borrowings under our lines of credit and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $127.1 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2012, would change our annual interest expense by approximately $29,000.

Derivative Instruments. We currently have one interest rate swap agreement that effectively converted one of our variable interest rate mortgage notes of $7.6 million to a fixed interest rate mortgage note for the full term. See “Note 5 of Notes to Condensed Consolidated Financial Statements” for more information concerning our derivative instrument.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2011 Form 10-K.

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

We may continue to have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which include borrowings, proceeds from the issuance of shares under our distribution reinvestment plan, sales of assets, cash resulting from a waiver or deferral of fees, interest income from our cash balances, or other sources to fund distributions to our stockholders. The use of these sources to fund distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment in shares of our common stock by creating future liabilities, reducing the return on your investment or otherwise.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. For the second and first quarters of 2012 and the fourth quarter of 2011, 33%, 17%, and 57%, respectively, of total distributions were paid from cash flows from operating activities, as determined on a GAAP basis. For the second and first quarters of 2012 and the fourth quarter of 2011, 67%, 83%, and 43%, respectively, of total distributions were funded from sources other than cash flows from operating activities, as were 100% of total distributions for the first three quarters of 2011. In the aggregate, 32% of total distributions for the second and first quarters of 2012 and all of 2011 were funded with proceeds from our debt financings (including borrowings secured by our assets) and 45% of total distributions for the second and first quarters of 2012 and all of 2011were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant lessees. Much of our customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We registered $2.4 billion of shares of our common stock in the Initial Offering, which was terminated on April 16, 2012 and pursuant to which we sold $1.0 billion of shares of our common stock. The table below summarizes the direct selling costs incurred by certain of our affiliates in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs pursuant to the Initial Offering:

(in thousands)	For the Period from Inception (May 19, 2009) to April 16, 2012
Sales commissions	$61,232
Dealer manager fees	24,922
Organization and offering expenses	17,585

Total direct selling costs	$103,739

Offering proceeds, net of direct selling costs	$901,101

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

As of June 30, 2012, we have acquired, through our wholly-owned subsidiaries or through our 51% ownership interest in the unconsolidated joint venture, 158 industrial buildings totaling approximately 29.2 million square feet for an aggregate total purchase price of approximately $1.7 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. Of the aggregate total purchase price amount, $321.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, was acquired by the unconsolidated joint venture.

On July 15, 2010, cash distributions of $121,120 for the first and second quarters of 2010 were funded through offering proceeds. No subsequent cash distributions have been funded through offering proceeds.

As of June 30, 2012, all proceeds from the Initial Offering had been deployed.

Share Redemption Program

Subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed, a stockholder may redeem shares of the Company’s common stock for cash. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

The Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a new primary offering price of $10.40 per share for the Follow-On Offering, that impact the price at which shares will be redeemed pursuant to the Company’s share redemption program. The amendments are reflected in the Third Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on June 1, 2012.

The Amended SRP amended the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 were redeemed pursuant to the terms of the Amended SRP and any shares redeemed thereafter will be redeemed pursuant to the terms of the Amended SRP. The redemption price per share will be calculated as follows:

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed (the “Original Purchase Price”), and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that a stockholder has held its shares of our common stock subject to redemption, as described in the table below (the “Holding Period Discount Table”), which has been posted on our website at www.industrialincome.com. Except as noted below, the redemption price (the “Redemption Price”) will be calculated by multiplying the Original Purchase Price by the applicable Holding Period Discount. Shares purchased through our distribution reinvestment plan, regardless of the offering in which they were purchased, will not be subject to the Holding Period Discount. With respect to shares of our common stock purchased pursuant to our initial public offering, including shares purchased through our distribution reinvestment plan pursuant to our initial public offering, the Redemption Price will be determined as described above, however the Original Purchase Price paid for such shares first will be increased by 4.0%, which is the amount by which the offering price increased between our initial public offering and our second public offering (the “Initial Offering Adjustment”) subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder, as described below.

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the Amended SRP) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in our second public offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in our initial public offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the Amended SRP) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the Amended SRP. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the Amended SRP) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

For the six months ended June 30, 2012 and 2011, we received eligible redemption requests related to approximately 238,000 and 22,300 shares of our common stock, respectively, which we redeemed for an aggregate amount of approximately $2.3 million and $223,000, respectively.

The table below summarizes the redemption activity for the three months ended June 30, 2012:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2012	—	$—	—	—
May 31, 2012	—	—	—	—
June 30, 2012	84,468	9.85	84,468	—

Total	84,468	$9.85	84,468	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 10, 2012	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

August 10, 2012	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Real Estate Sales Contract and Escrow Instructions, dated April 6, 2012, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and K.T. Riverside I LLC and K.T. Riverside, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 10, 2012.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 10, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.