Form 10-Q
period 2012-09-30
Industrial Income Trust Inc.
filed 2012-11-08
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, there were 123,530,906 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Land	$363,764	$206,383
Building and improvements	1,113,744	615,422
Intangible lease assets	189,830	111,407
Construction in progress	5,006	666

Investment in properties	1,672,344	933,878
Less accumulated depreciation and amortization	69,959	26,466

Net investment in properties	1,602,385	907,412
Investment in unconsolidated joint venture	86,871	64,788
Cash and cash equivalents	15,657	12,934
Restricted cash	1,820	3,371
Straight-line rent and accounts receivable, net	10,942	5,011
Notes receivable	5,912	5,912
Deferred financing costs, net	6,337	4,129
Deferred acquisition costs	9,175	499
Other assets	18,278	9,169

Total assets	$1,757,377	$1,013,225

LIABILITIES AND EQUITY
Liabilities
Accounts payable and other accruals	$14,002	$6,572
Debt	777,163	509,846
Tenant prepaids and security deposits	7,831	7,512
Due to affiliates	4,492	6,364
Distributions payable	17,497	8,428
Intangible lease liabilities, net	10,356	1,473
Other liabilities	1,271	237

Total liabilities	832,612	540,432
Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 118,145 and 60,550 shares issued and outstanding, respectively	1,181	606
Additional paid-in capital	1,052,130	532,901
Accumulated deficit	(128,266)	(60,488)
Accumulated other comprehensive loss	(281)	(227)

Total stockholders’ equity	924,764	472,792
Noncontrolling interests	1	1

Total equity	924,765	472,793

Total liabilities and equity	$1,757,377	$1,013,225

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Rental revenues	$34,925	$15,901	$85,622	$33,051

Total revenues	34,925	15,901	85,622	33,051

Operating expenses:
Rental expenses	8,434	3,206	20,537	6,848
Real estate-related depreciation and amortization	16,446	7,443	40,547	13,768
General and administrative expenses	1,327	1,101	4,166	2,708
Asset management fees, related party	3,214	1,486	7,977	3,137
Acquisition-related expenses, related party	2,510	1,464	7,322	8,532
Acquisition-related expenses	2,323	988	6,039	5,649

Total operating expenses	34,254	15,688	86,588	40,642

Other expenses:
Equity in loss of unconsolidated joint venture	491	912	1,911	912
Interest expense and other	8,031	4,593	19,769	9,543
Loss on early extinguishment of debt	874	—	874	—

Total other expenses	9,396	5,505	22,554	10,455
Net loss	(8,725)	(5,292)	(23,520)	(18,046)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(8,725)	$(5,292)	$(23,520)	$(18,046)

Weighted-average shares outstanding	111,996	42,693	94,484	31,855

Net loss per common share - basic and diluted	$(0.08)	$(0.12)	$(0.25)	$(0.57)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net loss attributable to common stockholders	$(8,725)	$(5,292)	$(23,520)	$(18,046)
Unrealized loss on derivative instruments	(13)	(201)	(54)	(307)

Comprehensive loss attributable to common stockholders	$(8,738)	$(5,493)	$(23,574)	$(18,353)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793
Net loss	—	—	—	(23,520)	—	—	(23,520)
Unrealized loss on derivative instruments	—	—	—	—	(54)	—	(54)
Issuance of common stock	57,932	579	579,666	—	—	—	580,245
Offering costs	—	—	(57,172)	—	—	—	(57,172)
Redemptions of common stock	(337)	(4)	(3,265)	—	—	—	(3,269)
Distributions to stockholders	—	—	—	(44,258)	—	—	(44,258)

Balance as of September 30, 2012	118,145	$1,181	$1,052,130	$(128,266)	$(281)	$1	$924,765

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Operating activities:
Net loss	$(23,520)	$(18,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	40,547	13,768
Equity in loss of unconsolidated joint venture	1,911	912
Straight-line rent and amortization of above- and below-market leases	(2,777)	(1,351)
Bad debt expense	425	100
Loss on early extinguishment of debt	874	—
Amortization of financing costs and other	990	474
Changes in operating assets and liabilities:
Restricted cash	384	—
Accounts receivable and other assets	(5,295)	(4,024)
Accounts payable and other liabilities	2,375	4,140
Due to affiliates, exclusive of offering costs for issuance of common stock	211	(410)

Net cash provided by (used in) operating activities	16,125	(4,437)

Investing activities:
Real estate acquisitions	(694,740)	(490,076)
Acquisition deposits	(9,175)	(602)
Additions to real estate	(10,328)	(2,090)
Investment in unconsolidated joint venture	(32,799)	(48,515)
Distribution from unconsolidated joint venture	8,817	—
Notes receivable	—	(5,912)
Change in restricted cash	1,167	(775)
Other	152	(145)

Net cash used in investing activities	(736,906)	(548,115)

Financing activities:
Proceeds from issuance of mortgage notes	195,453	183,992
Repayments of mortgage notes	(2,239)	(1,653)
Proceeds from lines of credit	496,006	97,350
Repayments of lines of credit	(443,150)	(9,000)
Financing costs paid	(1,830)	(2,384)
Proceeds from issuance of common stock	556,474	313,987
Offering costs for issuance of common stock	(55,556)	(32,981)
Distributions paid to common stockholders	(19,347)	(5,556)
Redemptions of common stock	(2,307)	(562)

Net cash provided by financing activities	723,504	543,193

Net increase (decrease) in cash and cash equivalents	2,723	(9,359)
Cash and cash equivalents, at beginning of period	12,934	27,634

Cash and cash equivalents, at end of period	$15,657	$18,275

Supplemental disclosure of cash flow information:
Interest paid	$18,317	$7,868
Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$10,438	$2,704
Mortgage notes assumed on real estate acquisitions	19,266	25,952
(Decrease) increase in accrued offering costs	(1,987)	4,458
Acquisition deposits applied to real estate acquisitions	499	2,289
Distributions reinvested in common stock	15,842	4,453
Noncash repayment of line of credit with new financing	110,000	—
Redemptions payable	970	—

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

2.	ACQUISITIONS

The Company acquired 100% of the following properties during the nine months ended September 30, 2012:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
IN / PA Industrial Portfolio	3/28/2012	11	$22,413	$102,391	$14,226	$274	$(2,054)	$137,250
Hollins End Industrial Park	5/3/2012	6	13,705	13,827	2,928	255	(433)	30,282
Cactus Distribution Centers	5/10/2012	2	18,916	96,805	13,167	2,774	—	131,662
Gateway Distribution Center	5/16/2012	1	11,277	10,734	1,997	244	—	24,252
Houston Industrial Portfolio	6/14/2012	4	6,243	30,008	3,917	113	(332)	39,949
Hartman Business Center	6/28/2012	2	4,026	22,346	2,037	287	(20)	28,676
Memphis Industrial Portfolio	7/11/2012	3	2,073	18,894	3,406	171	(244)	24,300
Agave Distribution Center	8/7/2012	1	13,972	71,961	9,202	—	(4,170)	90,965
Somerset Industrial Center II	8/8/2012	2	8,160	9,921	2,156	294	(281)	20,250
Salt Lake City Distribution Center	9/11/2012	2	3,103	19,384	2,550	79	(32)	25,084
Other acquisitions	Various	19	53,493	95,444	18,323	1,048	(2,054)	166,254

Total properties		53	$157,381	$491,715	$73,909	$5,539	$(9,620)	$718,924

(1)	Total purchase price equals consideration paid, plus any debt assumed. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information and therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, including any renewal periods, as applicable. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

(years)	Intangibles, net
IN / PA Industrial Portfolio	4.0
Hollins End Industrial Park	3.5
Cactus Distribution Centers	8.1
Gateway Distribution Center	3.7
Houston Industrial Portfolio	3.6
Hartman Business Center	2.6
Memphis Industrial Portfolio	2.5
Agave Distribution Center	10.0
Somerset Industrial Center II	5.1
Salt Lake City Distribution Center	3.8
Other acquisitions	5.3

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net income of the Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, and Salt Lake City Distribution Center acquisitions included in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2012; (ii) actual revenues and net income of the third quarter 2011 acquisitions included in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2011; (iii) actual revenues and net income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Gateway Distribution Center, Houston Industrial Portfolio, Hartman Business Center, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, and Salt Lake City Distribution Center acquisitions (collectively, referred to as the “2012 acquisitions”) included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2012; (iv) actual revenues and net income of all 2011 acquisitions included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2011; and (v) pro forma revenues and net (loss) income of the 2012 acquisitions, as if the date of each acquisition had been January 1, 2011, and all of the 2011 acquisitions, as if the date of each 2011 acquisition had been January 1, 2010. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Actual:
Total revenues	$2,450	$633	$17,432	$16,113

Net income (loss)	$503	$(1,254)	$(172)	$(3,965)

Pro forma:
Total revenues (1)	$36,357	$33,880	$105,748	$100,363

Net loss (2)	$(3,537)	$(2,798)	$(7,597)	$(2,955)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Weighted-average shares outstanding (3)	118,145	118,145	118,145	118,145

(1)	The pro forma total revenues were adjusted to include the Company’s estimate of incremental rental revenue of $1.4 million and $18.0 million for the three months ended September 30, 2012 and 2011, respectively, and $20.1 million and $67.3 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $4.8 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively, and $14.8 million and $18.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	The pro forma weighted-average shares outstanding were calculated as if all shares outstanding as of September 30, 2012 had been issued at the beginning of each period presented.

3.	INVESTMENT IN PROPERTIES

As of September 30, 2012, the Company’s consolidated investment in properties consisted of 147 industrial buildings totaling approximately 27.9 million square feet in 18 markets.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	September 30, 2012			December 31, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$169,101	$(37,306)	$131,795	$96,123	$(14,105)	$82,018
Above-market lease assets	20,729	(5,686)	15,043	15,284	(2,407)	12,877
Below-market lease liabilities	(11,437)	1,081	(10,356)	(1,864)	391	(1,473)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2012, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Leases	Below-Market Leases
Remainder of 2012	$8,111	$1,059	$(355)
2013	30,849	3,709	(1,658)
2014	23,410	2,753	(1,557)
2015	19,343	2,318	(1,452)
2016	14,801	1,739	(1,151)
Thereafter	35,281	3,465	(4,183)

Total	$131,795	$15,043	$(10,356)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2012, excluding rental revenues from the potential renewal or replacement of existing future leases and from customer reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2012	$29,117
2013	111,317
2014	101,473
2015	92,847
2016	79,677
Thereafter	268,286

Total	$682,717

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,852	$1,503	$5,411	$2,525
Above-market lease amortization	(1,249)	(772)	(3,365)	(1,380)
Below-market lease amortization	340	92	731	206

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$7,167	$3,073	$17,033	$5,797
Intangible lease asset amortization	9,279	4,370	23,514	7,971

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

During the nine months ended September 30, 2012, the unconsolidated joint venture acquired eight industrial buildings totaling approximately 1.1 million square feet in three markets for an aggregate total purchase price of $63.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of September 30, 2012, the unconsolidated joint venture owned and managed a portfolio of properties that consisted of 26 industrial buildings comprised of approximately 5.4 million square feet in eight markets with an aggregate purchase price of $321.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

5.	DEBT

The Company’s consolidated indebtedness is comprised of mortgage note financings and borrowings on the Company’s lines of credit. The mortgage note financings are secured by deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties. A summary of the Company’s debt is as follows:

	Stated Interest Rate at			Balance as of
(in thousands)	September 30, 2012	Interest Rate	Initial Maturity Date	September 30, 2012	December 31, 2011
Secured line of credit	N/A	Variable	December 2012	$—	$7,000
Secured line of credit (1)	N/A	Variable	December 2013	—	102,750
Unsecured line of credit (2)	1.97%	Variable	August 2015	165,000	—
Mortgage note	6.44%	Fixed	January 2013	9,622	10,086
Mortgage note (3)	2.25%	Variable	May 2015	9,080	—
Mortgage note	5.51%	Fixed	June 2015	3,399	3,539
Mortgage note (4)	4.16%	Fixed	September 2015	7,560	7,560
Mortgage note	6.24%	Fixed	July 2016	6,761	6,911
Mortgage note	5.77%	Fixed	March 2017	4,494	4,496
Mortgage note	5.61%	Fixed	June 2017	6,377	6,413
Mortgage note	5.56%	Fixed	July 2017	9,839	—
Mortgage note	4.31%	Fixed	September 2017	28,977	29,371
Mortgage notes (5)	4.45%	Fixed	June 2018	31,995	32,000
Mortgage notes	3.90%	Fixed	January 2019	61,000	61,000
Mortgage notes (6)	4.95%	Fixed	October 2020	25,823	26,136
Mortgage note (7)	4.90%	Fixed	November 2020	7,532	7,624
Mortgage notes (7)	4.81%	Fixed	November 2020	40,970	41,468
Mortgage notes	5.68%	Fixed	January 2021	52,998	53,492
Mortgage note	4.95%	Fixed	February 2021	9,386	—
Mortgage notes	4.70%	Fixed	July 2021	110,000	110,000
Mortgage notes	4.25%	Fixed	July 2022	82,350	—
Mortgage notes	4.15%	Fixed	July 2023	104,000	—

Total / Weighted-Average	4.03%			$777,163	$509,846

Gross book value of properties encumbered by debt				$1,169,012	$932,014

(1)	This line of credit was terminated on August 15, 2012. Refer to “Lines of Credit” below for further detail.
(2)	At September 30, 2012, the interest rate was based on LIBOR, plus 1.75%.
(3)	At September 30, 2012, the interest rate was based on LIBOR, plus 2.00%.
(4)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.71% and 2.76% at September 30, 2012 and December 31, 2011, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(5)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(6)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.

(7)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.

As of September 30, 2012, the principal payments due on the Company’s debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2012	$731
2013	12,490
2014	4,579
2015 (1)	189,848
2016	13,413
Thereafter	555,234

Total principal payments	776,295
Unamortized premium on assumed debt	868

Total debt	$777,163

(1)	Includes $165.0 million due under the unsecured line of credit that matures in August 2015 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Lines of Credit

In August 2012, the Company entered into a senior unsecured revolving credit agreement with an aggregate initial commitment of $300.0 million, with the ability to expand up to a maximum aggregate amount of $600.0 million, subject to certain conditions. The revolving credit agreement matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of September 30, 2012, the Company had $165.0 million outstanding under the line of credit. The unused portion was approximately $135.0 million, of which approximately $103.5 million was available.

As a result of entering into the senior unsecured revolving credit agreement discussed above, the senior secured revolving credit agreement entered into by the Company and amended in December 2011 was terminated on August 15, 2012. This revolving credit agreement had an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement was scheduled to mature in December 2013. The interest rate was variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit was available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, subject to certain restrictions set forth in the loan agreement. Amounts under the line of credit became available when qualified properties were added as collateral to the loan agreement. In connection with the termination of this revolving credit agreement prior to its contractual maturity date, the Company incurred a loss of approximately $874,000 reflecting the write-off of previously capitalized deferred financing costs.

In June 2011, the Company entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement maturity date will be extended from December 2012 to June 2013, subject to payment of the extension fee upon the initial maturity date. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The line of credit is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of September 30, 2012, there were no borrowings under this line of credit.

Debt Covenants

The Company’s mortgage note financings and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. The Company was in compliance with all debt covenants as of September 30, 2012.

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

The following table summarizes the location and fair value of cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair value as of
(in thousands)	Notional Amount	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swap	$7,560	Other liabilities	$281	$227

The following table presents the effect of the Company’s derivative instruments on the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Interest rate swap:
Gain (loss) recognized in AOCI (effective portion)	$14	$(230)	$27	$(389)
(Loss) gain reclassified from AOCI into income (effective portion)	(27)	29	(81)	82

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2012
Liabilities
Derivative instrument	$—	$281	$—	$281

Total liabilities measured at fair value	$—	$281	$—	$281

December 31, 2011
Liabilities
Derivative instrument	$—	$227	$—	$227

Total liabilities measured at fair value	$—	$227	$—	$227

As of September 30, 2012 and December 31, 2011, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,901	$5,912	$5,897

Liabilities
Lines of credit	165,000	165,000	109,750	109,750
Mortgage notes	612,163	644,194	400,096	409,718
Derivative instrument	281	281	227	227

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of September 30, 2012, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

Lines of Credit. The fair value of the lines of credit is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Mortgage Notes. The fair value of the mortgage notes is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

As of September 30, 2012, the Company had raised gross proceeds of $1.2 billion from the sale of 118.7 million shares of its common stock in its public offerings, including $23.8 million from the sale of 2.5 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 216.6 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 60.0 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2012
September 30	October 15, 2012	$0.15625	$9,408	$8,089	$17,497
June 30	July 16, 2012	$0.15625	8,435	7,287	15,722
March 31	April 16, 2012	$0.15625	6,137	4,902	11,039

Total			$23,980	$20,278	$44,258

2011
December 31	January 17, 2012	$0.15625	$4,775	$3,653	$8,428
September 30	October 17, 2011	$0.15625	3,776	2,893	6,669
June 30	July 15, 2011	$0.15625	2,796	2,173	4,969
March 31	April 15, 2011	$0.15625	1,819	1,436	3,255

Total			$13,166	$10,155	$23,321

Redemptions

The Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a new primary offering price of $10.40 per share for the Follow-On Offering, that impact the price at which shares will be redeemed pursuant to the Company’s share redemption program. The amendments modified the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 were redeemed pursuant to the terms of the amended share redemption program and any shares redeemed thereafter have been and will be redeemed pursuant to the terms of the amended share redemption program.

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap. With respect to shares of the Company’s common stock purchased pursuant to the Initial Offering, including shares through the Company’s distribution reinvestment plan, the original purchase price will be increased by 4.0%, which is the amount by which the offering price increased between the Initial Offering and the Follow-On Offering (the “Initial Offering Adjustment”), subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder. The discount from the purchase price paid (as increased, if applicable, by the Initial Offering Adjustment) for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

For the nine months ended September 30, 2012 and 2011, the Company received eligible redemption requests related to approximately 337,000 and 57,000 shares of its common stock, respectively. For the nine months ended September 30, 2012 and 2011, we redeemed all eligible redemption requests for an aggregate amount of approximately $3.3 million, or an average price of $9.71 per share, and $563,000, or an average price of $9.79 per share, respectively.

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

Acquisition Fees. For each real property acquired in the operational stage, the acquisition fee was an amount equal to 2.0% of the total purchase price of the properties acquired, until such time as the Company had invested an aggregate amount of $500.0 million in properties, at which time the acquisition fee was reduced to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. The Company reached the $500.0 million aggregate investment threshold during the second quarter of 2011. Accordingly, all acquisition fees incurred subsequent to the second quarter of 2011 were incurred at the 1.0% rate. In connection with overseeing the development, construction and improvement, including tenant improvements, of real properties by third parties on the Company’s behalf, the acquisition fee will equal up to 4.0% of total project cost (including debt, whether borrowed or assumed); provided, however, that the Company will only pay such a fee to the Advisor if the Advisor provides, directly or indirectly, the development oversight services.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes).

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. Organizational costs are expensed and offering costs are reflected as a reduction in additional paid in capital. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursements from the Company’s offerings, without recourse against or reimbursement by the Company. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its officers to provide such services and in certain instances those individuals may include the Company’s executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred				Receivable
	For the Three Months		For the Nine Months		(Payable) as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
(in thousands)	2012	2011	2012	2011	2012 (1)	2011 (1)
Expensed:
Acquisition fees	$2,510	$1,464	$7,322	$8,532	$—	$—
Asset management fees	3,214	1,486	7,977	3,137	—	—
Other expense reimbursements	393	333	1,109	880	82	(59)

Total expensed	$6,117	$3,283	$16,408	$12,549	$82	$(59)

Additional Paid-In Capital:
Sales commissions	$7,281	$6,477	$34,754	$19,483	$(523)	$(563)
Dealer manager fees	2,957	2,621	14,237	7,969	(439)	(319)
Organization and offering expenses	2,181	1,871	10,154	5,658	(257)	(218)

Total adjustments to additional paid-in capital	$12,419	$10,969	$59,145	$33,110	$(1,219)	$(1,100)

(1)	In addition, the amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offerings are received were $3.4 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.

Joint Venture Fees. The unconsolidated joint venture described in “Note 4” has and will pay fees to the Advisor or its affiliates for providing services to the joint venture. For the nine months ended September 30, 2012, the joint venture paid to the Advisor approximately $1.7 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

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

Status of Offering

As of November 1, 2012, the Company had raised gross proceeds of $1.2 billion from the sale of 124.1 million shares of its common stock in its public offerings, including $31.9 million from the sale of 3.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 211.2 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 59.2 million shares available for sale through the Company’s distribution reinvestment plan.

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

As of September 30, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that included 173 industrial buildings totaling approximately 33.3 million square feet with 329 customers in 18 major industrial markets throughout the U.S with a weighted-average remaining lease term of approximately 5.2 years. The “consolidated properties,” which are properties we manage and are 100% owned, consisted of 147 buildings totaling approximately 27.9 million square feet in 18 markets. The “unconsolidated properties,” which are properties we manage and are 51% owned by us through an unconsolidated joint venture, consisted of 26 buildings totaling approximately 5.4 million square feet in eight markets. We currently operate as one reportable segment comprised of industrial real estate.

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

As of September 30, 2012, we had raised gross proceeds of approximately $1.2 billion from the sale of 118.7 million shares of our common stock in our public offerings, including approximately $23.8 million from the sale of 2.5 million shares of our common stock through our distribution reinvestment plan. As of that date, 216.6 million shares remained available for sale pursuant to our Follow-On Offering, including 60.0 million shares available for sale through our distribution reinvestment plan.

As of September 30, 2012, we have used, and we intend to continue to use, the net proceeds from our public offerings primarily to make investments in real estate assets. We may use the net proceeds from our public offerings to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of September 30, 2012 and December 31, 2011, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 44.2% and 50.3%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to reflect global economic conditions. The economic environment has improved over the past two years, including: (i) increased global trade and consumer spending (including, online retailing, or e-tailing); (ii) 13 consecutive quarters of positive gross domestic product (“GDP”) growth; (iii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iv) positive net absorption in certain markets; and (v) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. The rentable square footage under lease for our consolidated and unconsolidated properties was 93% (96% excluding our value-add properties) and 92% (98% excluding our value-add properties) as of September 30, 2012 and December 31, 2011, respectively. Properties are considered value-add properties when they have certain occupancy levels, lease terms, and/or projected capital improvement requirements that differ from our core operating portfolio characteristics. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

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

RESULTS OF OPERATIONS

As of September 30, 2012, we owned and managed a portfolio of consolidated and unconsolidated properties that consisted of 173 industrial buildings comprised of approximately 33.3 million square feet as compared to 94 industrial buildings comprised of approximately 16.8 million square feet as of September 30, 2011. During the nine months ended September 30, 2012, we acquired a total of 61 industrial buildings comprised of approximately 13.2 million square feet for an aggregate purchase price of approximately $782.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, including eight industrial buildings comprised of approximately 1.1 million square feet for an aggregate total purchase price of approximately $63.8 million, acquired through our 51% ownership interest in the unconsolidated joint venture. This compares to our acquisition of a total of 69 industrial buildings during the nine months ended September 30, 2011 comprised of approximately 13.4 million square feet for an aggregate purchase price of approximately $726.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs, including 13 industrial buildings comprised of approximately 3.6 million square feet for an aggregate total purchase price of approximately $204.1 million, acquired through our 51% ownership interest in the unconsolidated joint venture. Refer to “Note 2 of Notes to Condensed Consolidated Financial Statements” for further detail regarding our acquisitions completed during the nine months ended September 30, 2012. These acquisitions are consistent with our investment strategy, and were funded with net proceeds from our public offerings and debt financings.

We are currently in the acquisition phase of our life cycle and the results of our operations are largely influenced by the timing of acquisitions. Accordingly, our operating results for the three and nine months ended September 30, 2012 and 2011 are not directly comparable nor are our results of operations for the three months ended September 30, 2012 indicative of those expected in future periods. We expect that revenues and operating expenses related to our investment in properties will increase in future periods as a result of our continued ownership of our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		2012	Ended September 30,		2012
(in thousands, except per share data)	2012	2011	vs. 2011	2012	2011	vs. 2011
Rental revenues:
Same store operating properties	$15,041	$15,269	$(228)	$16,325	$16,952	$(627)
Non-same store operating properties	19,884	632	19,252	69,297	16,099	53,198

Total revenues	34,925	15,901	19,024	85,622	33,051	52,571

Rental expenses:
Same store operating properties	3,509	3,050	(459)	4,033	3,720	(313)
Non-same store operating properties	4,925	156	(4,769)	16,504	3,128	(13,376)

Total rental expenses	8,434	3,206	(5,228)	20,537	6,848	(13,689)

Net operating income:
Same store operating properties	11,532	12,219	(687)	12,292	13,232	(940)
Non-same store operating properties	14,959	476	14,483	52,793	12,971	39,822

Total net operating income	26,491	12,695	13,796	65,085	26,203	38,882

Other:
Real estate-related depreciation and amortization	16,446	7,443	(9,003)	40,547	13,768	(26,779)
General and administrative expenses	1,327	1,101	(226)	4,166	2,708	(1,458)
Asset management fees, related party	3,214	1,486	(1,728)	7,977	3,137	(4,840)
Acquisition-related expenses, related party	2,510	1,464	(1,046)	7,322	8,532	1,210
Acquisition-related expenses	2,323	988	(1,335)	6,039	5,649	(390)
Equity in loss of unconsolidated joint venture	491	912	421	1,911	912	(999)
Interest expense and other	8,031	4,593	(3,438)	19,769	9,543	(10,226)
Loss on early extinguishment of debt	874	—	(874)	874	—	(874)

Total other	35,216	17,987	(17,229)	88,605	44,249	(44,356)

Net loss	(8,725)	(5,292)	(3,433)	(23,520)	(18,046)	(5,474)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(8,725)	$(5,292)	$(3,433)	$(23,520)	$(18,046)	$(5,474)

Weighted-average shares outstanding	111,996	42,693	69,303	94,484	31,855	62,629

Net loss per common share - basic and diluted	$(0.08)	$(0.12)	$0.04	$(0.25)	$(0.57)	$0.32

HOW WE MEASURE OUR PERFORMANCE

We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include properties owned for the full prior year period, which for the three months ended September 30, 2012 included 63 buildings owned as of July 1, 2011 and for the nine months ended September 30, 2012 included 25 industrial buildings owned as of January 1, 2011.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Rental revenues increased significantly for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to an increase in non-same store rental revenues from an additional 84 industrial buildings owned during the period from July 1, 2011 to September 30, 2012 as compared to the prior year period, and an additional 122 industrial buildings owned during the period from January 1, 2011 to September 30, 2012 as compared to the prior year period. Same store rental revenues decreased 1.5% and 3.7%, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to two customers vacating approximately 249,000 square feet; rental revenue from all other same store properties grew an aggregate 1.7% and 4.8% for the three and nine months ended September 30, 2012, respectively.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings owned compared to the same periods during 2011. Same store rental expenses increased by 15.0% and 8.4% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to an increase in expenses incurred for real estate taxes, repair and maintenance, and utilities.

Other Expenses. Other expenses increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•	an increase in asset management fees as a result of the growth of our portfolio;

•

an increase in interest expense primarily due to an increase in net borrowings of $353.4 million since September 30, 2011, which was partially offset by a lower average interest rate of 4.03% as of September 30, 2012 as compared to 4.56% as of September 30, 2011;

•

an increase in equity in loss of the unconsolidated joint venture for the nine months ended September 30, 2012 due primarily due to an increase in real estate-related depreciation and amortization expense and interest expense as a result of real estate acquisitions and the increase in net borrowings, which was partially offset by positive net operating income, as well as a decrease in acquisition-related expenses for the joint venture for the three months ended September 30, 2012 due to limited acquisition activity;

•

a loss from the early retirement of debt as a result of us terminating our $160.0 million secured line of credit prior to the December 2013 maturity date in conjunction with us entering into a new $300.0 million senior unsecured line of credit in August 2012;

•	an increase in general and administrative expenses due to the continued expansion of our operations with the growth of our portfolio; and

•

a decrease in acquisition-related expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to the related party acquisition fees payable pursuant to the Advisory Agreement decreasing from 2.0% to 1.0% of purchase price as a result of us exceeding the $500.0 million acquisition threshold in June 2011, which was partially offset by an increase in acquisition-related expenses as a result of us acquiring approximately $196.4 million of additional properties during the nine months ended September 30, 2012 as compared to the same prior year period activity, of which approximately $157.3 million of additional properties were purchased during the three months ended September 30, 2012 as compared to the same prior year period activity.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2012, NOI was $26.5 million and $65.1 million, respectively, as compared to $12.7 million and $26.2 million, respectively, for the three and nine months ended September 30, 2011. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint venture, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis—Results of Operations” for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2012 and 2011.

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

Company-Defined FFO. Similar to FFO, Company-Defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes one-time acquisition-related costs (including acquisition fees paid to the Advisor) and a one-time loss from the early retirement of debt, both of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-Defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include a one-time loss from the early retirement of debt as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-Defined FFO to, among other things: (i) be useful in evaluating and comparing the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine exit strategies. We believe Company-Defined FFO could facilitate a comparison to other REITs that are not engaged in acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-Defined FFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-Defined FFO.

As set forth in the table below, Company-Defined FFO per share increased approximately 4.6% and 13.8% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net loss	$(8,725)	$(5,292)	$(23,520)	$(18,046)

Net loss per common share	$(0.08)	$(0.12)	$(0.25)	$(0.57)

Reconciliation of net loss to FFO:
Net loss	$(8,725)	$(5,292)	$(23,520)	$(18,046)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	16,446	7,443	40,547	13,768
Real estate-related depreciation and amortization of unconsolidated joint venture	1,723	—	4,898	—

FFO	$9,444	$2,151	$21,925	$(4,278)

FFO per common share	$0.08	$0.05	$0.23	$(0.13)

Reconciliation of FFO to Company-Defined FFO:
FFO	$9,444	$2,151	$21,925	$(4,278)
Add (deduct) Company adjustments:
Acquisition costs	4,833	2,452	13,361	14,181
Acquisition costs of unconsolidated joint venture	54	945	476	945
Loss on early extinguishment of debt	874	—	874	—

Company-Defined FFO	$15,205	$5,548	$36,636	$10,848

Company-Defined FFO per common share	$0.14	$0.13	$0.39	$0.34

Weighted-average shares outstanding	111,996	42,693	94,484	31,855

We believe the aggregate FFO of $9.4 million, or $0.08 per share, and $21.9 million, or $0.23 per share, for the three and nine months ended September 30, 2012, respectively, as compared to the aggregate distributions declared of $17.5 million, or $0.15625 per share, and $44.3 million, or $0.46875 per share, for the three and nine months ended September 30, 2012, respectively, is not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our public offerings, debt financings, and cash flows generated by our real estate operations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings. Our cash needs for acquisitions and other investments will be funded primarily from the continued sale of common stock, including shares offered for sale through our distribution reinvestment plan; debt financings; and our joint venture partnership. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Total cash provided by (used in):
Operating activities	$16,125	$(4,437)
Investing activities	(736,906)	(548,115)
Financing activities	723,504	543,193

Net increase (decrease) in cash	$2,723	$(9,359)

Cash provided by operating activities during the nine months ended September 30, 2012 increased by $20.6 million as compared to the same period in 2011, primarily due to an increase in cash flows from our operating properties, partially offset by a higher level of working capital uses during the nine months ended September 30, 2012.

Cash used in investing activities during the nine months ended September 30, 2012 increased by $188.8 million as compared to the same period in 2011, primarily due to our increased acquisition activity.

Cash provided by financing activities during the nine months ended September 30, 2012 increased by $180.3 million as compared to the same period in 2011, as a result of us raising additional capital from the our public offerings, combined with a lower overall level of new borrowings for the nine months ended September 30, 2012.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit

In August 2012, we entered into a senior unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, with the ability to expand up to a maximum aggregate amount of $600.0 million, subject to certain conditions. The revolving credit agreement matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. The line of credit is available for general corporate purposes including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of September 30, 2012, we had $165.0 million outstanding under the line of credit. The unused portion was approximately $135.0 million, of which approximately $103.5 million was available.

As a result of entering into the senior unsecured revolving credit agreement discussed above, the senior secured revolving credit agreement entered into by us and amended in December 2011 was terminated on August 15, 2012. This revolving credit agreement had an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million. The revolving credit agreement was scheduled to mature in December 2013. The interest rate was variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. The line of credit was available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, subject to certain restrictions set forth in the loan agreement. Amounts under the line of credit became available when qualified properties were added as collateral to the loan agreement. In connection with the termination of this revolving credit agreement prior to its contractual maturity date, we incurred a loss of approximately $874,000 reflecting a write-off of previously capitalized deferred financing costs.

In June 2011, we entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. The revolving credit agreement maturity date will be extended from December 2012 to June 2013, subject to payment of the extension fee upon the initial maturity date. The interest rate is variable and calculated based on LIBOR, plus 3.50%. The revolving credit agreement is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of September 30, 2012, there were no borrowings under this line of credit.

Mortgage Note Financings. As of September 30, 2012, we had property-level borrowings of $612.2 million outstanding. These borrowings are secured by deeds of trust and related assignments and security interests in the collateralized properties, and have a weighted-average interest rate of 4.58%, which reflects the effect of an interest rate swap agreement. Refer to “Note 5 of Notes to Condensed Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, tangible net worth, and dividend payout ratio restrictions. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of September 30, 2012.

Offering Proceeds. As of September 30, 2012, the gross proceeds raised from our public offerings were approximately $1.2 billion ($1.1 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the third, second and first quarters of 2012 and the fourth quarter of 2011, 52%, 33%, 17%, and 57%, respectively, of total distributions were paid from cash flows from operating activities, as determined on a GAAP basis. For the third, second and first quarters of 2012 and the fourth quarter of 2011, 48%, 67%, 83%, and 43%, respectively, of total distributions were funded from sources other than cash flows from operating activities, as were 100% of total distributions for the first three quarters of 2011. In the aggregate, 24% of total distributions for the first three quarters of 2012 and all of 2011 were funded with proceeds from our debt financings (including borrowings secured by our assets) and 45% of total distributions for the first three quarters of 2012 and all of 2011 were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the fourth quarter of 2012.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines total distributions and sources used to pay distributions for the quarterly periods indicated below:

	Source of Distributions
(dollars in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2012
September 30, 2012	$9,124	52%	$284	2%	$8,089	46%	$17,497
June 30, 2012	$5,147	33%	$3,288	21%	$7,287	46%	$15,722
March 31, 2012	$1,854	17%	$4,283	39%	$4,902	44%	$11,039

2011
December 31, 2011	$4,775	57%	$—	—%	$3,653	43%	$8,428
September 30, 2011	$—	—%	$3,776	57%	$2,893	43%	$6,669
June 30, 2011	$—	—%	$2,796	56%	$2,173	44%	$4,969
March 31, 2011	$—	—%	$1,819	56%	$1,436	44%	$3,255

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 were $9.1 million, $5.1 million, $1.9 million, and $6.7 million, respectively.
(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 45% of total distributions since inception.

Refer to “Note 7 of Notes to Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the nine months ended September 30, 2012 and 2011, we received eligible redemption requests related to approximately 337,000 and 57,000 shares of our common stock, respectively. For the nine months ended September 30, 2012 and 2011, we redeemed all eligible redemption requests for an aggregate amount of approximately $3.3 million, or an average price of $9.71 per share, and $563,000, or an average price of $9.79 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of November 1, 2012, we had raised gross proceeds of $1.2 billion from the sale of 124.1 million shares of our common stock in our public offerings, including $31.9 million from the sale of 3.3 million shares of our common stock through our distribution reinvestment plan. As of that date, 211.2 million shares remained available for sale pursuant to our Follow-On Offering, including 59.2 million shares available for sale through our distribution reinvestment plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. As of September 30, 2012, our critical accounting estimates have not changed from those described in our 2011 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of September 30, 2012, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of September 30, 2012, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 77.6% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2012, the fair value and carrying value of our fixed rate debt was $635.1 million and $603.1 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2012. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2012, variable interest rate debt represented 22.4% of our total debt and consisted of borrowings under our lines of credit and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $174.1 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2012, would change our annual interest expense by approximately $35,000.

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

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. The offering price for shares of our common stock in our public offering was arbitrarily determined. Although the offering price represents the most recent price at which most investors are willing to purchase such shares, it does not represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the offering price, the actual value of the shares that we repurchase may be less, and, as a result, the repurchase may be dilutive to our remaining stockholders. Similarly, when we repurchase shares of our common stock at a percentage of the offering price, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.

We may continue to have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities (which include borrowings), proceeds from the issuance of shares under our distribution reinvestment plan, sales of assets, cash resulting from a waiver or deferral of fees, interest income from our cash balances, or other sources to fund distributions to our stockholders. The use of these sources to fund distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment in shares of our common stock by creating future liabilities, reducing the return on our stockholders’ investment or otherwise.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. For the third, second, and first quarters of 2012 and the fourth quarter of 2011, 52%, 33%, 17%, and 57%, respectively, of total distributions were paid from cash flows from operating activities, as determined on a GAAP basis. For the third, second, and first quarters of 2012 and the fourth quarter of 2011, 48%, 67%, 83%, and 43%, respectively, of total distributions were funded from sources other than cash flows from operating activities, as were 100% of total distributions for the first three quarters of 2011. In the aggregate, 24% of total distributions for the first three quarters of 2012 and all of 2011 were funded with proceeds from our debt financings (including borrowings secured by our assets) and 45% of total distributions for the first three quarters of 2012 and all of 2011were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The payment of distributions in excess of earnings and profits and the use of these sources and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of our stockholders’ investment in shares of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed our stockholders’ adjusted basis in our stock, such distributions will not be taxable to our stockholders, but rather their adjusted basis in our stock will be reduced; or (ii) exceed their adjusted basis in our stock, such distributions will be included in income as long-term capital gain if our stockholders have held their shares for more than one year and otherwise as short-term capital gain. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

Our stockholders will experience dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

Our stockholders will incur immediate dilution in the net tangible book value of their shares of our common stock equal to the offering costs we incur in selling such shares. This means that investors who purchase shares of our common stock will pay a price per share that exceeds the amount available to us to invest in assets.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant lessees. Much of our customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

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

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property sales, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities if allocated to other programs or business ventures instead of us.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor will increase if more assets are acquired through the use of debt financing. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor is also entitled to a fee equal to a percentage of the sales price of a property upon its sale. This fee may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor or its affiliates may receive various fees for providing services to the joint venture, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates, other Sponsor affiliated entities and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay you distributions or result in a decline in the value of your investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

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

The Amended SRP amended the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 were redeemed pursuant to the terms of the Amended SRP and any shares redeemed thereafter have been and will be redeemed pursuant to the terms of the Amended SRP. The redemption price per share will be calculated as follows:

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the Amended SRP) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in our second public offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in our initial public offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the Amended SRP) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the Amended SRP. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the Amended SRP) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the Amended SRP is a summary of certain of the terms of the Amended SRP. Please see the full text of the Amended SRP, which is filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions of the Amended SRP.

For the nine months ended September 30, 2012 and 2011, we received eligible redemption requests related to approximately 337,000 and 57,000 shares of our common stock, respectively. For the nine months ended September 30, 2012 and 2011, we redeemed all eligible redemption requests for an aggregate amount of approximately $3.3 million, or an average price of $9.71 per share, and $563,000, or an average price of $9.79 per share, respectively.

The table below summarizes the redemption activity for the three months ended September 30, 2012:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2012	—	$—	—	—
August 31, 2012	—	—	—	—
September 30, 2012	99,380	9.76	99,380	—

Total	99,380	$9.76	99,380	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM	6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

November 8, 2012	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

November 8, 2012	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Credit Agreement, dated August 15, 2012, among Industrial Income Operating Partnership LP, a subsidiary of Industrial Income Trust Inc., as the Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Keybank National Association, as Syndication Agent; Wells Fargo Bank, National Association, Regions Bank, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-175340) filed with the SEC on October 12, 2012.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.