Form 10-K
period 2012-12-31
Industrial Income Trust Inc.
filed 2013-03-06
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was $1.1 billion (assuming a market value of $10.40 per share based on our offering price as of the date of this report). No established market exists for the registrant’s common stock.

As of February 27, 2013, there were 144.0 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, without limitation, rent and occupancy growth, general conditions in the geographic area where we operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

The Company

Industrial Income Trust Inc. is a Maryland corporation formed on May 19, 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. As used herein, the terms “Industrial Income Trust,” “IIT,” the “Company”, “we,” “our,” or “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2010. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Income Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

On December 18, 2009, we commenced an initial public offering (the “Initial Offering”) of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the follow-on offering of up to $2.4 billion in shares of our common stock (the “Follow-On Offering”), including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. As of December 31, 2012, we had raised gross proceeds of approximately $1.3 billion from the sale of 133.2 million shares of our common stock in our public offerings, including approximately $31.9 million from the sale of 3.3 million shares of our common stock through our distribution reinvestment plan.

Prior to the Initial Offering, our sole investors were the Advisor and the Sponsor, which purchased 20,000 shares and 200 shares of our common stock, respectively. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 11 of Notes to Consolidated Financial Statements” for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of a fourth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2013, by and among us, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets, or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund customer improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

As of December 31, 2012, we owned, either directly or through an unconsolidated joint venture, a portfolio that included 219 industrial buildings totaling approximately 43.1 million square feet with 414 customers in 19 major industrial markets throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. This data includes our unconsolidated properties, consisting of 29 industrial buildings totaling approximately 6.2 million square feet. Of the 219 industrial buildings we owned and managed as of December 31, 2012:

•

208 industrial buildings totaling approximately 40.0 million square feet comprised our operating portfolio, which includes stabilized properties and was 95% occupied (96% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

11 industrial buildings totaling approximately 3.1 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

During the year ended December 31, 2012, we acquired, either directly or through an unconsolidated joint venture, 107 buildings comprising approximately 23.0 million square feet for an aggregate total purchase price of approximately $1.4 billion. We funded these acquisitions with proceeds from our public offerings and financings.

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

Investment Strategy

We will continue to focus our investment activities on, and use the proceeds of our public offerings principally for, the acquisition, development, and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that our customers are or will be investment grade, and much of our customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2012, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties” for further detail). Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements, and may include equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. While a large percentage of our debt financings are typically comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors – Risks Associated with Debt Financing” for further detail.

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

The market for the leasing of industrial real estate is also very competitive. We experience competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2012, there were no customers that individually represented more than 10% of total annualized base rent, and our 10 largest customers represented approximately 28.9% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations. See Item 2, “Properties” for further detail about customer diversification.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates, and us; conflicts with respect to the allocation of the Advisor’s time and its key personnel; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. See Item 1A, “Risk Factors – Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay selling commissions, the dealer manager fees and the acquisition fees in connection with our public offering. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); our sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Prospective stockholders should consider our shares of common stock as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

We have not identified any specific assets to acquire or investments to make with all of the proceeds of the Follow-On Offering. Stockholders will not have the opportunity to evaluate all of the investments we will make with the proceeds of the Follow-On Offering prior to purchasing shares of our common stock.

Stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning any of our future investments we will make with the proceeds of the Follow-On Offering prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because stockholders cannot evaluate any of our future investments in advance of purchasing shares of our common stock, the Follow-On Offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Follow-On Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Follow-On Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, FINRA has proposed, and other regulatory agencies may propose, rules or regulations that could negatively impact our ability to sell our shares. As a result, the amount of proceeds we raise in the Follow-On Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise a substantial amount through the Follow-On Offering, we will make fewer investments in properties, and will more likely focus on making investments in loans and real estate-related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located, and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Our stockholders may be at a greater risk of loss than the Sponsor or the Advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our stockholders, rather than by the Sponsor or the Advisor.

Stockholders will not have the benefit of an independent due diligence review in connection with the Follow-On Offering, which increases the risk of their investment.

Because the Advisor and the Dividend Capital Securities LLC (the “Dealer Manager”) are affiliates of ours, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during the Follow-On Offering or thereafter by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during the Follow-On Offering or thereafter if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program; our stockholders may not be able to sell any of their shares of our common stock back to us; and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash, or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension, or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for the shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of other restrictions and limitations of our share redemption program.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be redeemed at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price for shares of our common stock in the Follow-On Offering was arbitrarily determined. Although the offering price represents the most recent price at which most investors are willing to purchase such shares, it does not represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we redeem shares of our common stock at the offering price or at a percentage of the offering price, the actual value of the shares that we redeem may be less, and, as a result, the redemption may be dilutive to our remaining stockholders.

We may continue to have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities (which include borrowings), proceeds from the issuance of shares under our distribution reinvestment plan, sales of assets, cash resulting from a waiver or deferral of fees, interest income from our cash balances, or other sources to fund distributions to our stockholders. The use of these sources to fund distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment in shares of our common stock by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. For the year ended December 31, 2012, 42% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 58% of our total distributions were funded from sources other than cash flows from operating activities, including 12% funded with proceeds from our debt financings (including borrowings secured by our assets) and 46% funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The payment of distributions in excess of cash flows from operating activities, the use of these sources and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed our stockholders’ adjusted basis in our stock, such distributions will not be taxable to them, but rather their adjusted basis in our stock will be reduced; or (ii) exceed their adjusted basis in our stock, such distributions will be included in income as long-term capital gain if our stockholders have held their shares for more than one year and otherwise as short-term capital gain. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

Investors will experience dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

If investors purchase shares of our common stock in our public offerings, they will incur immediate dilution equal to the costs of the offering we incur in selling such shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount per share available to us to invest in assets.

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

The Follow-On Offering is a fixed price offering and the offering price was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore the purchase price stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of the stockholders’ purchase.

The Follow-On Offering is a fixed price offering, which means that the price for shares of our common stock in the Follow-On Offering is fixed and does not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion and is ultimately and solely responsible for establishing the fixed offering price for shares of our common stock in the Follow-On Offering. We did, however, engage the services of Duff & Phelps LLC (“Duff & Phelps”), an independent valuation firm, to conduct an appraisal of all of our real estate assets that had been acquired prior to the fourth quarter of 2011. For our assets acquired during the fourth quarter of 2011, Duff & Phelps did not prepare an appraisal but did review each of those properties and concluded that the acquisition prices approximated market value. Our board of directors also considered certain other factors, including: a discounted cash flow analysis; comparisons against certain publicly-traded industrial REITs with respect to certain operating and financial metrics including occupancy levels, leverage ratios and debt terms, and concentration of properties in top tier markets; the quality and diversity of our properties and tenant base; and the progress in executing our overall investment strategy. However, our board of directors did not consider certain other factors, such as an aggregation premium for the properties in our portfolio or a liquidity discount.

We do not currently intend to adjust the fixed offering price for shares of our common stock in the future based on updated appraisals for any assets we currently own or may own nor do we presently intend to obtain such appraisals. The various factors considered by our board of directors in determining the fixed offering price for the

Follow-On Offering were based on a number of assumptions and estimates that may not be accurate or complete. The fixed offering price established for shares of our common stock in the Follow-On Offering may not now or in the future accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the fixed offering price may not be indicative of either the price stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

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

The Sponsor, the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of specified events, including, among other events, listing, termination or non-renewal of the Advisory Agreement upon a merger or sale of assets or otherwise. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

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

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions would also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may internalize the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. For example, the owners of the advisor for DCT Industrial received 15,111,111 operating partnership units in DCT Industrial’s operating partnership (with a value of $11.25 per operating partnership unit) in connection with the internalization of the advisor for DCT Industrial in conjunction with its listing on the New York Stock Exchange (“NYSE”) in December 2006. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

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

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels could cause us to incur higher interest charges, could result in higher debt service obligations, could be accompanied by restrictive covenants, and generally could make us subject to the risks associated with higher leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in shares of our common stock.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments due to, among other factors, competition we face for real property investments from other REITs and institutional investors, which may have greater financial resources than we do, may be able to accept more risk than we can and may possess other significant competitive advantages over us, including a lower cost of capital. Because we are conducting the Follow-On Offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. An economic downturn in that sector or in those markets could adversely affect our business.

Our investments in property are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing a more significant portion of the net proceeds of the Follow-On Offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. As of December 31, 2012, approximately 11.9% and 11.1%, respectively, of total annualized base rent and approximately 12.5% and 12.7%, respectively, of total occupied square footage of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) was represented by customers in the transportation/logistics industry and the home improvement industry. Because of this concentration, we may be particularly vulnerable to economic downturns in these industries. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

The geographic concentration of our properties in California makes our business particularly vulnerable to adverse conditions affecting these markets.

As of December 31, 2012, 26 of our buildings were located in California, with 15 in the Inland Empire market, six in the Los Angeles market, and five in the San Francisco Bay Area market, and in aggregate represented approximately 13.1% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) and 15.5% of total rentable square footage of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). Because of this geographic concentration, we may be vulnerable to adverse conditions affecting California, including general economic conditions, increased competition, real estate conditions, terrorist attacks, earthquakes and wildfires, and other natural disasters occurring in this region. In addition, we cannot assure our stockholders that these markets will continue to grow or remain favorable to the industrial real estate industry.

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

Continued disruptions in the global financial markets and uncertain economic conditions could adversely affect commercial real estate values and our ability to secure debt financing, which could adversely impact our results of operations, our ability to service our debt obligations, and our ability to pay distributions to our stockholders.

Despite improved access to capital for some market participants, the capital and credit markets continue to be affected by the extreme volatility and disruption during recent years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are appropriately capitalized. The downgrade of the U.S. government debt in 2011 has increased these concerns, especially for the larger banks. Certain financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC has characterized a substantial number of financial institutions as “troubled,” and the threat of more bank closings continues to weigh heavily on the financial markets. Liquidity in the global credit market has been severely contracted by market disruptions, and overall new lending is expected to remain subdued for certain businesses in the near term. We have relied in part on debt financing to finance our investments. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments and could make it more difficult to sell any of our investments at attractive prices if we determine to do so. These disruptions in the markets and economic uncertainty may adversely impact our results of operations and our ability to pay distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the Follow-On Offering in additional properties, debt and other investments, we generally plan to hold those funds in permitted investments that are consistent with preservation of liquidity and safety. Subject to applicable REIT rules, the investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. There can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments for the year ended December 31, 2012 was minimal.

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

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and stockholders disagree as to what course of action is in such stockholders’ best interests.

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

The Operating Partnership may offer undivided tenancy-in-common interests in properties, interests in Delaware statutory trusts that own properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

We have invested, and may continue to invest, in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

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

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offerings.

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

Our results of operations depend substantially on our ability to lease the areas available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our assets:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in a decline in our lease prices or an increase in defaults by customers;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality customers;

•	Default or breaches by our customers of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

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

Over the past few years, the global economic downturn has negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and has resulted in, among other things, increased customer defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, customer improvement expenditures or reduced rental rates to maintain occupancies. Economic conditions could also adversely affect the financial condition of the customers that occupy our properties and, as a result, their ability to pay us rents. Although overall vacancy rates have decreased in the past several quarters and the economy is showing signs of recovery, we believe that the risks associated with our business could be more severe if the economy deteriorated further or commercial real estate values continued to decline. Our revenues will decline and our ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

Risks related to the development of properties may have an adverse effect on our results of operations and returns on our stockholders’ investment.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability; and

•	Changes in tax, real estate and zoning laws may be unfavorable to us.

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

Delays we encounter in the acquisition, development, and construction of properties could adversely affect our stockholders’ returns. To the extent that such disruptions continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders returns until the capital is invested.

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

We have entered, and may continue to enter, into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event”, which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.

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

Properties that have significant vacancies, especially value-add or other types of development real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investment.

Our investments in value-add properties or other types of development properties, may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we could suffer reduced revenues, resulting in less cash available than anticipated for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on our stockholders’ investment.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our customers, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we may not be able to pass these increases on to our customers. To the extent such increases cannot be passed on to our customers, any such increases would cause our cash flow and our operating results to decrease.

We compete with numerous other parties or entities for property investments and customers and may not compete successfully.

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

The operating results of the assets that we own may be impacted by our customers’ financial condition.

Our income is derived primarily from lease payments made by our customers. As such, our performance is indirectly affected by the financial results of our customers, as difficulties experienced by our customers could result in defaults in their obligations to us. Furthermore, certain of our assets may utilize leases with payments directly related to customer sales, where the amount of rent that we charge a customer is calculated as a percentage of such customer’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by customers leasing space in such assets.

The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. The present economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of the current slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

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

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

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

Our properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

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

We have, and intend to continue to, invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties and future property acquisitions may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties and future property acquisitions may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

All of our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability; or the then current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a customer, to ensure compliance with the act. There can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future customer improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Follow-On Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

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

RISKS RELATED TO DEBT FINANCING

We have, and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets

(other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real estate assets before non-cash reserves and depreciation and (b) the aggregate cost of our debt and other assets. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2012, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 52.1%.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt secured by our properties. When we give a payment guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.

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

Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate (“LIBOR”), Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. We have entered into a financing agreement that applies new offering proceeds on an ongoing basis to repay any borrowings outstanding under the agreement. The ability to raise such proceeds depends on the success of our Dealer Manager and on the broker dealers who are selling our shares and is not in our control. Any failure to raise such proceeds could result in a default and the acceleration of the repayment of the debt under such financing agreement. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We have entered, and may continue to enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, and such arrangements may adversely affect our ability to make investments and operate our business.

We have entered, and may continue to enter into financing arrangements that require us to use and pledge future proceeds from the Follow-On Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our properties, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

RISKS RELATED TO INVESTMENTS IN DEBT

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operating activities and limit amounts available for distribution to our stockholders. If current market conditions continue to deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

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

All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, Dividend Capital Diversified Property Fund Inc. (“DPF”) (formerly known as Dividend Capital Total Realty Trust Inc.), Industrial Property REIT Inc. (“IPT”) and one or more additional debt funds that an affiliate of the Sponsor may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate. We are not able to estimate the amount of time that such management personnel, other employees, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other employees, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. We expect that as our investment activities expand, the Advisor will attempt to hire additional employees; however, there can be no assurance that the Advisor’s affiliates and related parties will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

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

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property dispositions, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees;

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities if allocated to other programs or business ventures instead of us; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor will increase if more assets are acquired through the use of debt financing. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. The Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. With respect to our joint ventures or co-ownership arrangements, the Advisor or its affiliates may receive various fees for providing services to the joint venture, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates, other Sponsor affiliated entities and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in one other public offering for a Sponsor affiliated entity. In addition, we may compete with other entities affiliated with direct or indirect owners of our Sponsor, including, but not limited to, DPF and IPT for the same investors and investment opportunities.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

The fees we pay to affiliates in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

As of December 31, 2012, we had paid, in the aggregate, $185.0 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $80.9 million of sales commissions, of which a substantial portion was reallowed to third parties, $32.3 million of dealer manager fees, of which a substantial portion was reallowed to third parties, $27.6 million of acquisition fees, $22.9 million of organization and offering expenses, $17.2 million of asset management fees, and $4.0 million of other expenses. As of December 31, 2012, the amount due to affiliates was $3.9 million, which related to unreimbursed fees and expenses incurred by certain affiliates.

We compete with other Sponsor affiliated entities for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We compete with other Sponsor affiliated entities, and with other entities that Sponsor affiliated entities may advise or own interests in, whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as other Sponsor affiliated entities are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by another Sponsor affiliated entity. Certain of our affiliates own and/or manage properties in geographical areas in which we currently own and expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by other Sponsor affiliated entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by Sponsor affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

Sponsor affiliated entities may have, and additional entities (including those that may be advised by Sponsor affiliated entities or in which Sponsor affiliated entities own interests) may be given, priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, subject to changes approved by the IIT – DPF Conflicts Resolution Committee, in the event there are investments that are equally suitable for DPF, IPT and us, until such time as all of the proceeds from our public offerings have been fully invested, we will have priority over DPF and IPT to acquire or invest in (a) industrial properties located in the U.S. or Mexico or (b) debt investments related to industrial properties located in the U.S. or Mexico if such debt is intended to provide us with the opportunity to acquire the equity ownership in the underlying industrial asset, and DPF will have priority over us and IPT for all other real estate or debt investment opportunities until such time as DPF is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. After the proceeds from our public offerings have been fully invested, our Sponsor may propose a new allocation procedure that reflects that IPT intends to invest primarily in industrial real property and related investments, but such procedure may not preclude the allocation of such an investment to DPF. One of our independent directors, Mr. Charles Duke, is also an independent director for DPF and currently holds options to purchase 30,000 shares of common stock of DPF. If there are any transactions or policies affecting us and DPF, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

If we invest a percentage of the net proceeds of the Follow-On Offering in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the net proceeds from the Follow-On Offering in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offerings. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% (commencing in 2013). Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 20% preferential rate. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our customers that would cause us to own, actually or constructively, 10% or more of any of our customers. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Legislative or regulatory action could adversely affect us or our stockholders.

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

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the gross income tests.

Each of our Subsidiary REITs must individually qualify as a REIT, and failure of any one of our Subsidiary REITs to qualify as a REIT could also cause us to fail to qualify as a REIT.

We indirectly own equity interests in multiple wholly-owned subsidiaries of the unconsolidated joint venture (“Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. We intend that each Subsidiary REIT will elect to be treated, and will qualify, as a REIT. Each Subsidiary REIT is subject to, and must comply with, the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” also apply to each of the Subsidiary REITs. If a Subsidiary REIT failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we too may fail to qualify as REIT in the event that one or more Subsidiary REITs fails to qualify as a REIT.

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

Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. The Company and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an “investment company” under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

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

If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

As of December 31, 2012, we owned, either directly or through an unconsolidated joint venture, a portfolio that included 219 industrial buildings totaling approximately 43.1 million square feet with 414 customers in 19 major industrial markets throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. This data includes our unconsolidated properties, consisting of 29 industrial buildings totaling approximately 6.2 million square feet. Of the 219 industrial buildings we owned and managed as of December 31, 2012:

•

208 industrial buildings totaling approximately 40.0 million square feet comprised our operating portfolio, which includes stabilized properties and was 95% occupied (96% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

11 industrial buildings totaling approximately 3.1 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2012:

		Percent of Rentable
		Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-tenant	78.8%	77.3%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-tenant	16.8	18.8
Flex industrial	Includes assembly or research and development, primarily multi-tenant	1.7	1.9
Freezer / cooler	Building mostly includes freezer / cooler space, primarily single tenant	2.7	2.0

		100.0%	100.0%

(1)	Includes both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.
(2)	Includes only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2012, the average effective annual rent per square foot of our total portfolio (calculated by dividing total annualized base rent, which accounts for tenant concessions, by total occupied square footage) was approximately $4.41. The following table summarizes our portfolio by market as of December 31, 2012:

		Rentable				Annualized		Percent of
	Number of	Square Feet		Occupied Rate	Leased Rate	Base Rent (4)		Annualized Base Rent
		Total	Consolidated			Total	Consolidated	Total	Consolidated
Market	Buildings	(1)	(2)	(1)(3)	(1)(3)	(1)	(2)	(1)	(2)
		(in thousands)				(in thousands)
Operating Properties:
Atlanta	13	5,154	5,154	94.9%	95.7%	$14,775	$14,775	8.6%	9.7%
Austin	7	748	748	93.0	93.0	3,703	3,703	2.2	2.4
Baltimore / D.C.	17	2,395	2,176	96.6	97.6	12,377	11,292	7.2	7.4
Chicago	17	3,602	2,589	95.8	99.4	15,443	10,991	9.0	7.2
Dallas	25	3,538	2,709	84.3	92.3	12,252	9,343	7.2	6.2
Houston	23	2,315	2,315	91.7	91.9	12,086	12,086	7.1	8.0
Indianapolis	6	2,248	2,248	88.2	89.1	9,161	9,161	5.3	6.0
Inland Empire	12	4,117	2,065	99.3	100.0	16,295	8,721	9.5	5.7
Los Angeles	4	448	448	90.0	90.0	2,652	2,652	1.5	1.7
Memphis	6	2,176	2,176	100.0	100.0	5,572	5,572	3.3	3.7
New Jersey	7	1,348	1,348	100.0	100.0	6,542	6,542	3.8	4.3
Pennsylvania	24	4,096	4,096	94.9	94.9	16,323	16,323	9.5	10.7
Phoenix	3	2,851	2,851	100.0	100.0	15,515	15,515	9.1	10.2
Portland	21	1,423	747	80.5	80.5	5,650	3,303	3.3	2.2
Salt Lake City	4	1,140	1,140	97.9	97.9	5,095	5,095	3.0	3.4
San Francisco Bay Area	4	721	721	100.0	100.0	3,668	3,668	2.1	2.4
Seattle / Tacoma	4	531	531	100.0	100.0	2,930	2,930	1.7	1.9
South Florida	10	995	995	100.0	100.0	6,780	6,780	4.0	4.5
Tampa	1	147	147	100.0	100.0	889	889	0.5	0.6

Subtotal Operating	208	39,993	35,204	94.6%	95.9%	$167,708	$149,341	97.9%	98.2%

Development Properties:
Baltimore / D.C.	1	456	456	52.6	60.5	1,537	1,537	0.9	1.0
Chicago	1	264	264	68.3	68.3	744	744	0.4	0.5
Inland Empire	3	804	-	-	-	-	-	-	-
Los Angeles	2	504	306	-	-	-	-	-	-
New Jersey	1	252	252	49.9	49.9	428	428	0.2	0.3
Phoenix	1	303	-	100.0	100.0	944	-	0.6	-
San Francisco Bay Area	1	87	-	-	-	-	-	-	-
Seattle / Tacoma (5)	1	416	416	48.9	48.9	-	-	-	-

Subtotal Development	11	3,086	1,694	34.1%	35.3%	$3,653	$2,709	2.1%	1.8%

Total Portfolio	219	43,079	36,898	90.3%	91.6%	$171,361	$152,050	100.0%	100.0%

(1)	Includes both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Includes only our consolidated properties.

(3)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(4)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease as of December 31, 2012, multiplied by 12, and accounts for any tenant concessions.

(5)	This building is partially occupied by a tenant that has rent abated through January 1, 2013.

Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to ten years, and often include renewal options.

Lease Expirations. As of December 31, 2012, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 5.3 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2012, without giving effect to the exercise of renewal options or termination rights, if any:

		Occupied		Percent of Occupied		Annualized		Percent of
	Number of	Square Feet		Square Feet		Base Rent (3)		Annualized Base Rent
		Total	Consolidated	Total	Consolidated	Total	Consolidated	Total	Consolidated
Year	Leases (1)	(1)	(2)	(1)	(2)	(1)	(2)	(1)	(2)
		(in thousands)				(in thousands)
2013	87	3,996	2,990	10.3%	8.8%	$19,326	$14,826	11.2%	9.8%
2014	68	3,953	2,468	10.2	7.2	16,875	10,462	9.8	6.9
2015	86	4,369	4,248	11.2	12.5	18,862	18,574	11.0	12.2
2016	52	4,368	4,068	11.2	11.9	19,756	18,471	11.5	12.1
2017	49	3,513	3,412	9.0	10.0	15,709	15,255	9.2	10.0
2018	26	4,367	4,317	11.2	12.7	19,981	19,841	11.7	13.0
2019	23	3,080	2,579	7.9	7.6	16,547	14,527	9.6	9.6
2020	17	1,450	1,182	3.7	3.5	6,953	6,116	4.1	4.0
2021	14	4,250	3,331	10.9	9.8	17,793	14,846	10.4	9.8
2022	15	3,661	3,661	9.5	10.7	13,808	13,808	8.1	9.1
2023 and thereafter	12	1,890	1,814	4.9	5.3	5,751	5,324	3.4	3.5

Total	449	38,897	34,070	100.0%	100.0%	$171,361	$152,050	100.0%	100.0%

(1)	Includes both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Includes only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease as of December 31, 2012, multiplied by 12, and accounts for any tenant concessions.

Customer Diversification. As of December 31, 2012, there were no customers that individually represented more than 10% of total annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 11.5 million square feet as of December 31, 2012:

	Percent of Total	Percent of Total
	Annualized	Occupied
Customer	Base Rent (1)	Square Feet (1)
Amazon.com, LLC	7.9%	6.4%
Home Depot USA INC.	6.1	6.0
Hanesbrands, Inc.	3.4	3.4
Belkin International	3.1	2.1
Solo Cup Company	1.8	3.9
Harbor Freight Tools	1.4	2.0
Phillips-Van Heusen Corporation	1.4	2.2
Bunzl Distribution USA, Inc.	1.3	1.4
FedEx Corporation	1.3	1.0
Minka Group	1.2	1.4

Total	28.9%	29.8%

(1)	Includes both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

The majority of our customers do not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective tenants based on financial, operating and business plan information that is provided to us by such prospective tenants, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2012:

		Annualized Base Rent (3)		Percent of Annualized Base Rent		Occupied Square Feet		Percent of Occupied Square Feet
	Number of	Total	Consolidated	Total	Consolidated	Total	Consolidated	Total	Consolidated
Industry	Leases (1)	(1)	(2)	(1)	(2)	(1)	(2)	(1)	(2)
		(in thousands)				(in thousands)
Transportation / Logistics	62	$20,466	$17,421	11.9%	11.5%	4,863	4,244	12.5%	12.5%
Home Improvement	28	19,089	15,683	11.1	10.3	4,942	3,890	12.7	11.4
Food & Beverage	37	14,777	12,951	8.6	8.5	3,204	2,800	8.2	8.2
Online Retail	2	13,596	13,596	7.9	8.9	2,474	2,474	6.4	7.3
Computer / Electronics	18	12,487	11,455	7.3	7.5	1,993	1,783	5.1	5.2
Apparel / Clothing	11	11,142	9,901	6.5	6.5	2,922	2,561	7.5	7.5
Auto	26	8,999	7,449	5.3	4.9	2,201	1,869	5.7	5.5
Construction / Engineering	34	6,314	5,597	3.7	3.7	1,396	1,142	3.6	3.3
Home Furnishings	15	5,649	1,761	3.3	1.2	1,372	521	3.5	1.5
Manufacturing	25	5,487	5,487	3.2	3.6	1,217	1,218	3.1	3.6
Other	191	53,355	50,749	31.2	33.4	12,313	11,568	31.7	34.0

Total	449	$171,361	$152,050	100.0%	100.0%	38,897	34,070	100.0%	100.0%

(1)	Includes both our consolidated and unconsolidated properties and assumes 100% ownership of our unconsolidated properties.

(2)	Includes only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease as of December 31, 2012, multiplied by 12, and accounts for any tenant concessions.

Debt Obligations. As of December 31, 2012, the majority of our consolidated buildings, with a gross book value of approximately $1.6 billion, were encumbered by mortgage indebtedness totaling approximately $920.2 million, having a weighted-average interest rate (including the effects of an interest rate swap) of 4.25%. See “Note 6 of Notes to Consolidated Financial Statements” and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

From December 18, 2009 to April 16, 2012, we offered up to $2.0 billion in shares of our common stock pursuant to an effective registration statement, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. Effective April 17, 2012, we are offering up to $2.4 billion in shares of our common stock pursuant to an effective registration statement, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan.

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings or that may participate in any future offering of our shares in their efforts to comply with FINRA Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.40 per share as of December 31, 2012. The basis for this valuation is the fact that, as of December 31, 2012, we were conducting the Follow-On Offering of our shares at the price of $10.40 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.40 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Offering has not been based on appraisals for any assets we currently own or may own. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.40 per share.

For so long as we are offering shares of our common stock in this primary share offering or a subsequent offering of primary shares, we intend to use the most recent primary offering price as the estimated per share value. We will continue to use the most recent primary share offering price as the estimated per share value until 18 months following the date on which the most recently completed primary offering has expired or been terminated. Following such 18-month period, and if we have not commenced a subsequent offering of primary shares, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. Although this is our present intention with respect to the disclosure of an estimated per share value, we may be required, due to rules that may be adopted by FINRA, contractual obligations in selling agreements between broker-dealers participating in our public offerings and the Dealer Manager, or rules that may be adopted by the SEC or the states, to disclose an estimated per share value based on a valuation earlier than presently anticipated.

Holders

As of February 27, 2013, we had 144.0 million shares of our common stock outstanding, held by a total of 39,168 stockholders, including shares held by our affiliates.

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

The Amended SRP amended the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the second quarter of 2012 were redeemed pursuant to the terms of the Amended SRP and any shares redeemed thereafter have been and will be redeemed pursuant to the terms of the Amended SRP. The redemption price per share under the Amended SRP will be calculated as follows:

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the Amended SRP) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the Amended SRP. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in the Follow-On Offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in the Initial Offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the Amended SRP) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the Amended SRP. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the Amended SRP) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the Amended SRP is a summary of certain of the terms of the Amended SRP.

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

For the years ended December 31, 2012 and 2011, we received eligible redemption requests related to approximately 0.6 million and 0.2 million shares of our common stock, respectively, all of which we redeemed, for an aggregate amount of approximately $6.0 million, or an average price of $9.78 per share, and $1.7 million, or an average price of $9.57 per share, respectively.

The table below summarizes the redemption activity for the three months ended December 31, 2012:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2012	-	$-	-	-
November 30, 2012	-	-	-	-
December 31, 2012	275,579	9.85	275,579	-

Total	275,579	$9.85	275,579	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

Distributions

Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter of 2010, 2011, and 2012 and for the first quarter of 2013. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period.

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

The following table outlines sources used to pay total distributions (including cash distributions and distributions reinvested pursuant to our distribution reinvestment plan) for the periods indicated below. Refer to “Capital Resources and Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail on distributions.

	Source of Distributions
	Provided by		Proceeds		Proceeds from
	Operating		from Debt		Issuance of		Total
($ in thousands)	Activities (1)		Financings (2)		DRIP Shares (3)		Distributions
2012
December 31, 2012	$10,554	54%	$-	-%	$9,014	46%	$19,568
September 30, 2012	9,124	52	284	2	8,089	46	17,497
June 30, 2012	5,147	33	3,288	21	7,287	46	15,722
March 31, 2012	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

2011
December 31, 2011	$4,775	57%	$-	-%	$3,653	43%	$8,428
September 30, 2011	-	-	3,776	57	2,893	43	6,669
June 30, 2011	-	-	2,796	56	2,173	44	4,969
March 31, 2011	-	-	1,819	56	1,436	44	3,255

Total	$4,775	20%	$8,391	36%	$10,155	44%	$23,321

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 were $11.2 million, $9.1 million, $5.1 million, $1.9 million, and $6.7 million, respectively.

(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 45% of total distributions since inception (May 19, 2009).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to the Consolidated Financial Statements.”

				For the Period from Inception (May 19, 2009) to December 31, 2009

	For the Year Ended December 31,
(square feet and $ in thousands, except per share data)	2012	2011	2010
Operating data:
Total revenues	$127,893	$51,650	$4,105	$-
Total operating expenses	$130,671	$60,295	$11,342	$854
Total other expenses	$32,802	$16,708	$988	$-
Net loss	$(35,580)	$(25,353)	$(8,225)	$(854)
Net loss attributable to common stockholders	$(35,580)	$(25,353)	$(8,225)	$(78)
Net loss per common share—basic and diluted	$(0.35)	$(0.68)	$(1.74)	$-
Distributions declared per common share	$0.625	$0.625	$0.625	$-
Cash flow data:
Net cash provided by (used in) operating activities	$27,372	$2,234	$(6,643)	$(17)
Net cash used in investing activities	$(1,250,139)	$(743,374)	$(228,691)	$-
Net cash provided by financing activities	$1,234,383	$726,440	$262,782	$203
Company-defined FFO (1):
Reconciliation of net loss to Company-defined FFO:
Net loss	$(35,580)	$(25,353)	$(8,225)	$(854)
Total NAREIT-defined adjustments	$67,452	$23,986	$1,577	$-
Total Company-defined adjustments	$23,434	$19,549	$6,441	$-

Company-defined FFO	$55,306	$18,182	$(207)	$(854)

	As of December 31,
	2012	2011	2010	2009
Balance sheet data:
Net investment in real estate properties	$2,122,941	$907,412	$225,554	$-
Investment in unconsolidated joint venture	$96,490	$64,788	$-	$-
Cash and cash equivalents	$24,550	$12,934	$27,634	$186
Total assets	$2,294,948	$1,013,225	$261,171	$2,185
Debt	$1,195,218	$509,846	$125,713	$-
Total liabilities	$1,268,867	$540,432	$138,271	$2,835
Total stockholders’ equity	$1,026,080	$472,792	$122,899	$(652)
Total gross equity raised (during the period)	$730,991	$446,049	$155,712	$-

Portfolio data:
Number of consolidated buildings	190	94	25	-
Number of unconsolidated buildings	29	18	-	-

Total number of buildings	219	112	25	-

Rentable square feet of consolidated buildings	36,898	15,787	3,402	-
Rentable square feet of unconsolidated buildings	6,181	4,295	-	-

Total rentable square feet	43,079	20,082	3,402	-

Total number of customers	414	254	43	-
Percent of total portfolio occupied	90%	92%	98%	-%
Percent of total portfolio leased	92%	92%	98%	-%

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined Funds from Operations (“FFO”), as well as a detailed reconciliation of our net loss to Company-defined FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

Industrial Income Trust Inc. is a REIT that was organized to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. As of December 31, 2012, we had raised gross proceeds of approximately $1.3 billion from the sale of 133.2 million shares of our common stock in our public offerings, including approximately $31.9 million from the sale of 3.3 million shares of our common stock through our distribution reinvestment plan.

As of December 31, 2012, we owned, either directly or through an unconsolidated joint venture, a portfolio that included 219 industrial buildings totaling approximately 43.1 million square feet with 414 customers in 19 major industrial markets throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. This data includes our unconsolidated properties, consisting of 29 industrial buildings totaling approximately 6.2 million square feet. Of the 219 industrial buildings we owned and managed as of December 31, 2012:

•	208 industrial buildings totaling approximately 40.0 million square feet comprised our operating portfolio, which includes stabilized properties and was 95% occupied (96% leased).

•

11 industrial buildings totaling approximately 3.1 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

We have used, and we intend to continue to use, the net proceeds from our public offerings to make investments in real estate assets, principally focusing on building a national industrial warehouse operating business. In addition, we may use the net proceeds from our public offerings to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event.

We will continue to acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we will continue to encumber all or certain assets with debt. The proceeds from our borrowings have been used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of December 31, 2012 and December 31, 2011, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 52.1% and 50.3%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to reflect global economic conditions. The economic environment has improved over the past three years, including: (i) positive gross domestic product (“GDP”) growth; (ii) increased domestic consumer spending (including significant growth in online retailing, or e-tailing); (iii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iv) positive net absorption in certain markets; and (v) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.

The domestic and international financial markets experienced significant disruptions in 2008 and 2009 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate unsecured credit for REITs has increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including securitizable debt, fixed interest rate loans, lines of credit or term loans, and assuming existing mortgage loans in connection with property acquisitions, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

Summary of 2012 Activities

During the year ended December 31, 2012, we completed the following activities:

•	We raised approximately $731.0 million of gross equity capital from our public offerings.

•

We acquired, either directly or through an unconsolidated joint venture, 107 buildings comprising approximately 23.0 million square feet for an aggregate total purchase price of approximately $1.4 billion. We funded these acquisitions with proceeds from our public offerings and other financings.

•

In August 2012, we entered into a $300.0 million unsecured revolving credit facility agreement, which was amended and increased to $400.0 million in December 2012, with the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. The maturity date is August 15, 2015, and may be extended pursuant to two one-year extension options. The primary interest rate is based on LIBOR, plus a margin ranging from 1.75% to 2.50%.

•

In December 2012, we entered into a $200.0 million unsecured term loan, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The maturity date is January 31, 2018. The primary interest rate is based on LIBOR, plus a margin ranging from 1.70% to 2.45%.

•	As of December 31, 2012, our total operating portfolio was 95% occupied and 96% leased, respectively, as compared to 92% occupied and 92% leased, respectively, as of December 31, 2011.

•	We leased approximately 4.9 million square feet, which included 2.3 million square feet of new leases and 2.6 million square feet of renewals.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the years ended December 31, 2012, 2011, and 2010 are not directly comparable, nor are our results of operations for the years ended December 31, 2012, 2011, and 2010 indicative of those expected in future periods. We expect that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table summarizes the changes in our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current year and prior year reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the period presented below included 25 buildings.

	For the Year Ended
	December 31,
(square feet and $ in thousands, except per share data)	2012	2011	Change
Rental revenues:
Same store operating properties	$21,875	$22,779	$(904)
Other properties	106,018	28,871	77,147

Total revenues	127,893	51,650	76,243

Rental expenses:
Same store operating properties	5,312	5,112	200
Other properties	25,362	6,019	19,343

Total rental expenses	30,674	11,131	19,543

Net operating income:
Same store operating properties	16,563	17,667	(1,104)
Other properties	80,656	22,852	57,804

Total net operating income	97,219	40,519	56,700

Other:
Real estate-related depreciation and amortization	60,479	22,481	37,998
General and administrative expenses	5,699	3,840	1,859
Asset management fees, related party	11,918	4,868	7,050
Acquisition-related expenses, related party	12,715	10,378	2,337
Acquisition-related expenses	9,186	7,597	1,589
Equity in loss of unconsolidated joint venture	2,944	2,034	910
Interest expense and other	29,021	14,674	14,347
Loss on early extinguishment of debt	837	-	837

Total other	132,799	65,872	66,927

Net loss	(35,580)	(25,353)	(10,227)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(35,580)	$(25,353)	$(10,227)

Weighted-average shares outstanding	102,215	37,423	64,792

Net loss per common share—basic and diluted	$(0.35)	$(0.68)	$0.33

	As of December 31,
	2012	2011	Change
Portfolio data:
Consolidated buildings	190	94	96
Unconsolidated buildings	29	18	11

Total buildings	219	112	107

Rentable square feet of consolidated buildings	36,898	15,787	21,111
Rentable square feet of unconsolidated buildings	6,181	4,295	1,886

Total rentable square feet	43,079	20,082	22,997

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above—and below-market lease assets and liabilities, and customer reimbursement revenue. Rental revenues increased significantly for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to an increase in non-same store rental revenues from an additional 165 consolidated industrial buildings owned during the period from January 1, 2011 to December 31, 2012 as compared to the prior year period. Same store rental revenues decreased 4.0% for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to two customers vacating approximately 249,000 square feet; rental revenue from all other same store properties grew an aggregate 2.9% for the year ended December 31, 2012.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased significantly for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings owned compared to the same period during 2011. Same store rental expenses remained relatively flat for the year ended December 31, 2012 as compared to the same period in 2011.

Other Expenses. Other expenses increased for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting primarily from the increased level of our investment in properties;

•

an increase in interest expense primarily due to an increase in net borrowings of $685.4 million since December 31, 2011, which was partially offset by a lower average interest rate of 3.71% as of December 31, 2012, as compared to 4.37% as of December 31, 2011;

•	an increase in asset management fees and general and administrative expenses due to the continued expansion of our operations with the growth of our real estate portfolio;

•

an increase in acquisition-related expenses as a result of us acquiring approximately $549.4 million of additional properties during the year ended December 31, 2012 as compared to the same prior year period;

•

an increase in equity in loss of the unconsolidated joint venture due primarily to an increase in real estate-related depreciation and amortization expense and interest expense resulting primarily from an increased level of investment in properties and an increase in net borrowings, which was partially offset by positive net operating income; and

•

a $0.9 million loss from the early retirement of debt as a result of us terminating our $160.0 million secured line of credit prior to its December 2013 maturity date, in conjunction with replacing our secured line with a new $300.0 million unsecured line of credit in August 2012.

Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table summarizes the changes in our results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Same store information is not provided due to the fact that all 25 buildings acquired in 2010 were acquired during the last six months of 2010, and therefore, there is less than a full year of results for such properties for the year ended December 31, 2010.

	For the Year Ended December 31,
(square feet and $ in thousands, except per share data)	2011	2010	Change
Rental revenues:
Same store operating properties	$—	$—	$—
Other properties	51,650	4,105	47,545

Total revenues	51,650	4,105	47,545

Rental expenses:
Same store operating properties	—	—	—
Other properties	11,131	994	10,137

Total rental expenses	11,131	994	10,137

Net operating income:
Same store operating properties	—	—	—
Other properties	40,519	3,111	37,408

Total net operating income	40,519	3,111	37,408

Other:
Real estate-related depreciation and amortization	22,481	1,577	20,904
General and administrative expenses	3,840	1,902	1,938
Asset management fees, related party	4,868	428	4,440
Acquisition-related expenses, related party	10,378	4,527	5,851
Acquisition-related expenses	7,597	1,914	5,683
Equity in loss of unconsolidated joint venture	2,034	—	2,034
Interest expense and other	14,674	988	13,686
Loss on early extinguishment of debt	—	—	—

Total other	65,872	11,336	54,536

Net loss	(25,353)	(8,225)	(17,128)
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(25,353)	$(8,225)	$(17,128)

Weighted-average shares outstanding	37,423	4,738	32,685

Net loss per common share—basic and diluted	$(0.68)	$(1.74)	$1.06

	As of December 31,
	2012	2011	Change
Portfolio data:
Consolidated buildings	94	25	69
Unconsolidated buildings	18	—	18

Total buildings	112	25	87

Rentable square feet of consolidated buildings	15,787	3,402	12,385
Rentable square feet of unconsolidated buildings	4,295	—	4,295

Total rentable square feet	20,082	3,402	16,680

Rental Revenues. Rental revenues increased significantly for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to the acquisition of 69 additional consolidated industrial buildings.

Rental Expenses. Rental expenses increased significantly for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to the acquisition of 69 additional consolidated industrial buildings.

Other Expenses. Other expenses increased for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting primarily from the increased level of our investment in properties;

•

an increase in interest expense primarily due to an increase in net borrowings of $384.1 million since December 31, 2010, which was partially offset by a lower weighted-average interest rate of 4.37% as of December 31, 2011, as compared to 5.06% as of December 31, 2010;

•	an increase in acquisition-related expenses as a result of us acquiring approximately $475.1 million of additional properties;

•	an increase in asset management fees and general and administrative expenses due to the continued expansion of our operations with the growth of our real estate portfolio; and

•	an increase in equity in loss of the unconsolidated joint venture primarily due to the organization and start-up of our unconsolidated joint venture.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2012, 2011, and 2010, NOI was $97.2 million, $40.5 million, and $3.1 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint venture, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis—Results of Operations” for a reconciliation of our net loss to NOI for the years ended December 31, 2012, 2011, and 2010.

Funds from Operations (“FFO”), Company-defined FFO, and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO in addition to net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization. Similar to Company-defined FFO, MFFO excludes acquisition-related costs and loss from the early extinguishment of debt. MFFO also excludes straight-line rent and amortization of above—and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us.

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include a non-recurring loss from the early extinguishment of debt in its evaluation of future operating performance as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine exit strategies. We believe Company-defined FFO and MFFO could facilitate a comparison to other REITs that are not engaged in acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

As set forth in the table below, Company-defined FFO per share increased approximately 11.3% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The following unaudited table presents a reconciliation of FFO, Company-defined FFO, and MFFO to net loss:

	For the Year Ended December 31,			For the Period from Inception (May 19, 2009) to December 31, 2012
(in thousands, except per share data)	2012	2011	2010
Net loss	$(35,580)	$(25,353)	$(8,225)	$(70,012)

Net loss per common share	$(0.35)	$(0.68)	$(1.74)	$(1.45)

Reconciliation of net loss to FFO:
Net loss	$(35,580)	$(25,353)	$(8,225)	$(70,012)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	60,479	22,481	1,577	84,537
Real estate-related depreciation and amortization of unconsolidated joint venture	6,973	1,505	—	8,478

FFO	$31,872	$(1,367)	$(6,648)	$23,003

FFO per common share	$0.31	$(0.04)	$(1.40)	$0.48

Reconciliation of FFO to Company-defined FFO:
FFO	$31,872	$(1,367)	$(6,648)	$23,003
Add (deduct) Company-defined adjustments:
Acquisition costs	21,901	17,975	6,441	46,317
Acquisition costs of unconsolidated joint venture	696	1,574	-	2,270
Loss on early extinguishment of debt	837	-	-	837

Company-defined FFO	$55,306	$18,182	$(207)	$72,427

Company-defined FFO per common share	$0.54	$0.49	$(0.04)	$1.50

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$55,306	$18,182	$(207)	$72,427
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above / below market leases	(4,602)	(2,085)	(46)	(6,733)
Straight-line rent and amortization of above / below market leases of unconsolidated joint venture	(336)	(175)	-	(511)

MFFO	$50,368	$15,922	$(253)	$65,183

MFFO per common share	$0.49	$0.43	$(0.05)	$1.35

Weighted-average shares outstanding	102,215	37,423	4,738	48,149

We believe that: (i) our FFO of $31.9 million, or $0.31 per share, as compared to the distributions declared of $63.8 million, or $0.625 per share, both for the year ended December 31, 2012; and (ii) our FFO of $23.0 million, or $0.48 per share, as compared to the distributions declared of $90.1 million, or $1.875 per share, both for the period from Inception (May 19, 2009) to December 31, 2012, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Total cash provided by (used in):
Operating activities	$27,372	$2,234	$(6,643)
Investing activities	(1,250,139)	(743,374)	(228,691)
Financing activities	1,234,383	726,440	262,782

Net increase (decrease) in cash	$11,616	$(14,700)	$27,448

2012 Cash Flows Compared to 2011 Cash Flows

Cash provided by operating activities during 2012 increased by $25.1 million as compared to 2011, primarily driven by the growth in our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, and was partially offset by a decrease in working capital.

Cash used in investing activities during 2012 increased by $506.8 million as compared to 2011, primarily due to our increased acquisition activity.

Cash provided by financing activities during 2012 increased by $507.9 million as compared to 2011, as a result of us raising additional capital from the our public offerings, as well as a net increase in our debt financings in connection with our acquisitions.

2011 Cash Flows Compared to 2010 Cash Flows

Cash provided by operating activities during 2011 increased by $8.9 million as compared to 2010, primarily due to a lower net use of cash in operations and an increase in working capital.

Cash used in investing activities during 2011 increased by $514.7 million as compared to 2010, primarily due to our increased acquisition activity.

Cash provided by financing activities during 2011 increased by $463.7 million as compared to 2010, primarily as a result of us raising additional capital from our public offerings, as well as a net increase in our debt financings in connection with our acquisitions.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. In August 2012, we entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. We have the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of December 31, 2012, we had $75.0 million outstanding under this line of credit; the unused portion was approximately $325.0 million, of which approximately $44.8 million was available.

As a result of entering into the unsecured revolving credit agreement discussed above, the secured revolving credit agreement entered into by us and amended in December 2011 was terminated on August 15, 2012. This line of credit had an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million, and was scheduled to mature in December 2013. The primary interest rate was variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. This line of credit was available to finance the acquisition and operation of qualified properties, as well as for working capital and general corporate purposes, subject to certain restrictions. Amounts under this line of credit became available when qualified properties were added as collateral pursuant to the credit agreement. In connection with the termination of this line of credit prior to its contractual maturity date, we incurred a non-cash loss of approximately $0.9 million, reflecting a write-off of previously capitalized deferred financing costs.

In June 2011, we entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. In November 2012, we exercised our one time extension option to extend the maturity date from December 2012 to June 2013. The primary interest rate is variable and calculated based on LIBOR, plus 3.50%. This line of credit is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of December 31, 2012, there were no borrowings under this line of credit.

Unsecured Term Loan. In December 2012, we entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes including, but not limited to, refinancing of existing indebtedness, new construction, renovations, expansions, tenant improvements and financing the acquisition of permitted investments, including, but not limited to, investments in industrial properties. As of December 31, 2012, there was $200.0 million outstanding with an interest rate of 1.91%.

Mortgage Note Financings. As of December 31, 2012, we had property-level borrowings of $920.2 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 6 of Notes to Consolidated Financial Statements” for additional detail relating to the interest rate swap. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and lines of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of December 31, 2012.

Offering Proceeds. As of December 31, 2012, the aggregate gross proceeds raised from our public offerings was approximately $1.3 billion ($1.2 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2012, 42% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 58% of our total distributions were funded from sources other than cash flows from operating activities, including 12% funded with proceeds from our debt financings (including borrowings secured by our assets) and 46% funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first quarter of 2013.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect to continue to be dependent on cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2012
December 31, 2012	$10,554	54%	$-	-%	$9,014	46%	$19,568
September 30, 2012	9,124	52	284	2	8,089	46	17,497
June 30, 2012	5,147	33	3,288	21	7,287	46	15,722
March 31, 2012	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

2011
December 31, 2011	$4,775	57%	$-	-%	$3,653	43%	$8,428
September 30, 2011	-	-	3,776	57	2,893	43	6,669
June 30, 2011	-	-	2,796	56	2,173	44	4,969
March 31, 2011	-	-	1,819	56	1,436	44	3,255

Total	$4,775	20%	$8,391	36%	$10,155	44%	$23,321

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 were $11.2 million, $9.1 million, $5.1 million, $1.9 million, and $6.7 million, respectively.

(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 45% of total distributions since inception (May 19, 2009).

Refer to “Note 9 of Notes to Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the years ended December 31, 2012 and 2011, we received eligible redemption requests related to approximately 0.6 million and 0.2 million shares of our common stock, respectively, all of which we redeemed, for an aggregate amount of approximately $6.0 million, or an average price of $9.78 per share, and $1.7 million, or an average price of $9.57 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of February 27, 2013, we had raised gross proceeds of $1.4 billion from the sale of 144.9 million shares of our common stock in our public offerings, including $40.9 million from the sale of 4.2 million shares of our common stock through our distribution reinvestment plan. As of that date, 190.4 million shares remained available for sale pursuant to our Follow-On Offering, including 58.3 million shares available for sale through our distribution reinvestment plan.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2012, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$46,242	$216,902	$155,208	$1,108,278	$1,526,630

Total	$46,242	$216,902	$155,208	$1,108,278	$1,526,630

(1)	Includes principal and interest on debt. See “Note 6 of Notes to Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not reimbursed or paid by our customers. Our leases may require our customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

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

Investment in Real Estate Properties

Upon the acquisition of a property, we assess the fair value of acquired land, building, land improvements, customer improvements, intangible lease assets, and above—and below-market leases. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of land, building, land improvements, and customer improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. The fair value of above—and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale.

Impairment of Property Assets

We review property assets at the property level whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the property asset and the carrying amount when the estimated future cash flows and the estimated liquidation of the property asset are less than the property asset carrying amount. Our estimates of future cash flows and liquidation require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

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

Rental Revenue

We recognize rental income on a straight-line basis over the term of each lease. Straight-line rent revenue commences when the customer assumes control of the leased premises. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is deferred and recorded as a straight-line rent receivable. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from customers for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The computation of recoverable income from customers is complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of real estate taxes and operating expenses. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer’s final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year. We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the customer is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of December 31, 2012, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of December 31, 2012, fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 76.2% of our total debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2012, the fair value and carrying value of our fixed rate debt was approximately $948.4 million and $911.1 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2012, variable interest rate debt represented 23.8% of our total debt and consisted of borrowings under our lines of credit, our term loan, and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on approximately $284.1 million of aggregate borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2012, would change our annual interest expense by approximately $68,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Denver, Colorado

March 6, 2013

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2012	2011
ASSETS
Net investment in real estate properties	$2,122,941	$907,412
Investment in unconsolidated joint venture	96,490	64,788
Cash and cash equivalents	24,550	12,934
Restricted cash	1,926	3,371
Straight-line and tenant receivables, net of allowances of $180 and $207, respectively	14,462	5,011
Notes receivable	5,912	5,912
Deferred financing costs, net of amortization of $1,579 and $864, respectively	10,259	4,129
Other assets	18,408	9,668

Total assets	$2,294,948	$1,013,225

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$13,514	$6,572
Debt	1,195,218	509,846
Due to affiliates	3,945	6,364
Distributions payable	19,568	8,428
Other liabilities	36,622	9,222

Total liabilities	1,268,867	540,432
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,000,000 shares authorized, 132,424 and 60,550 shares issued and outstanding, respectively	1,324	606
Additional paid-in capital	1,184,906	532,901
Accumulated deficit	(159,894)	(60,488)
Accumulated other comprehensive loss	(256)	(227)

Total stockholders’ equity	1,026,080	472,792
Noncontrolling interests	1	1

Total equity	1,026,081	472,793

Total liabilities and equity	$2,294,948	$1,013,225

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenues:
Rental revenues	$127,893	$51,650	$4,105

Total revenues	127,893	51,650	4,105

Operating expenses:
Rental expenses	30,674	11,131	994
Real estate-related depreciation and amortization	60,479	22,481	1,577
General and administrative expenses	5,699	3,840	1,902
Asset management fees, related party	11,918	4,868	428
Acquisition-related expenses, related party	12,715	10,378	4,527
Acquisition-related expenses	9,186	7,597	1,914

Total operating expenses	130,671	60,295	11,342

Operating loss	(2,778)	(8,645)	(7,237)

Other expenses:
Equity in loss of unconsolidated joint venture	2,944	2,034	-
Interest expense and other	29,021	14,674	988
Loss on early extinguishment of debt	837	-	-

Total other expenses	32,802	16,708	988
Net loss	(35,580)	(25,353)	(8,225)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(35,580)	$ (25,353)	$(8,225)

Weighted-average shares outstanding	102,215	37,423	4,738

Net loss per common share - basic and diluted	$(0.35)	$(0.68)	$(1.74)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Net loss attributable to common stockholders	$(35,580)	$(25,353)	$(8,225)
Unrealized gain (loss) on derivative instruments	(29)	(309)	82

Comprehensive loss attributable to common stockholders	$(35,609)	$(25,662)	$(8,143)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2009	20	$-	$-	$(652)	$-	$1	$(651)
Net loss	-	-	-	(8,225)	-	-	(8,225)
Unrealized gain (loss) on derivative instruments	-	-	-	-	82	-	82
Issuance of common stock	15,677	157	155,555	-	-	-	155,712
Offering costs	-	-	(21,081)	-	-	-	(21,081)
Distributions to stockholders	-	-	-	(2,937)	-	-	(2,937)

Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900

Net loss	-	$-	$-	$(25,353)	$-	$-	$(25,353)
Unrealized gain (loss) on derivative instruments	-	-	-	-	(309)	-	(309)
Issuance of common stock	45,035	451	445,598	-	-	-	446,049
Offering costs	-	-	(45,433)	-	-	-	(45,433)
Redemptions of common stock	(182)	(2)	(1,738)	-	-	-	(1,740)
Distributions to stockholders	-	-	-	(23,321)	-	-	(23,321)

Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793

Net loss	-	$-	$-	$(35,580)	$-	$-	$(35,580)
Unrealized gain (loss) on derivative instruments	-	-	-	-	(29)	-	(29)
Issuance of common stock	72,487	724	730,267	-	-	-	730,991
Offering costs	-	-	(72,286)	-	-	-	(72,286)
Redemptions of common stock	(613)	(6)	(5,976)	-	-	-	(5,982)
Distributions to stockholders	-	-	-	(63,826)	-	-	(63,826)

Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Operating activities:
Net loss	$(35,580)	$(25,353)	$(8,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	60,479	22,481	1,577
Equity in loss of unconsolidated joint venture	2,944	2,034	-
Straight-line rent and amortization of above- and below-market leases	(4,602)	(2,085)	(46)
Bad debt expense	534	207	-
Loss on early extinguishment of debt	837	-	-
Amortization of financing costs and other	1,376	638	55
Changes in operating assets and liabilities:
Restricted cash	234	(658)	-
Tenant receivables and other assets	(5,355)	385	(2,222)
Accounts payable and other liabilities	6,188	5,466	2,823
Due to affiliates, exclusive of offering costs for issuance of common stock	317	(881)	(605)

Net cash provided by (used in) operating activities	27,372	2,234	(6,643)

Investing activities:
Real estate acquisitions	(1,195,002)	(662,436)	(226,217)
Acquisition deposits	(4,500)	(500)	(2,288)
Additions to real estate	(17,387)	(4,645)	-
Investment in unconsolidated joint venture	(46,498)	(73,503)	-
Distribution from unconsolidated joint venture	11,877	6,681	-
Notes receivable	-	(5,912)	-
Change in restricted cash	1,210	(2,706)	(7)
Other	161	(353)	(179)

Net cash used in investing activities	(1,250,139)	(743,374)	(228,691)

Financing activities:
Proceeds from issuance of mortgage notes	480,953	244,977	125,910
Repayments of mortgage notes	(2,970)	(2,297)	(197)
Proceeds from issuance of term loan	200,000	-	-
Proceeds from lines of credit	836,006	183,750	-
Repayments of lines of credit	(873,150)	(74,000)	-
Financing costs paid	(6,308)	(3,025)	(1,969)
Proceeds from issuance of common stock	699,233	433,467	154,961
Offering costs for issuance of common stock	(67,349)	(45,359)	(14,772)
Distributions paid to common stockholders	(28,755)	(9,333)	(1,151)
Redemptions of common stock	(3,277)	(1,740)	-

Net cash provided by financing activities	1,234,383	726,440	262,782

Net increase (decrease) in cash and cash equivalents	11,616	(14,700)	27,448
Cash and cash equivalents, at beginning of period	12,934	27,634	186

Cash and cash equivalents, at end of period	$24,550	$12,934	$27,634

Supplemental disclosure of cash flow information:
Interest paid	$26,847	$12,915	$681
Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$6,438	$5,986	$750
Mortgage notes assumed on real estate acquisitions	42,772	30,432	-
(Decrease) increase in accrued offering costs	(2,853)	(513)	4,311
Acquisition deposits applied to real estate acquisitions	495	2,289	-
Distributions reinvested in common stock	23,931	7,346	844
Noncash repayment of line of credit with new financing	110,000	-	-
Redemptions payable	2,714	-	-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on May 19, 2009.

The Company was formed to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers.

As of December 31, 2012, we owned, either directly or through an unconsolidated joint venture, a portfolio that included 219 industrial buildings totaling approximately 43.1 million square feet, which includes unconsolidated properties consisting of 29 industrial properties totaling approximately 6.2 million square feet. The Company operates as one reportable segment comprised of industrial real estate.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Income Trust Inc., the Operating Partnership, and its wholly-owned subsidiaries as well as amounts related to noncontrolling interests. See subsection “Noncontrolling interests” for further detail concerning the accounting policies regarding noncontrolling interests. Investments in unconsolidated entities over which the Company exercises significant influence but does not control are accounted for using the equity method. See “Note 5” for further detail regarding investments in unconsolidated joint venture. The Company has eliminated intercompany accounts and transactions.

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

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property is allocated to land, building, land improvements, tenant improvements, and intangible lease assets and liabilities. Acquisition-related costs associated with business combinations are expensed as incurred. The allocation to land, building, land improvements, and tenant improvements is based on management’s estimate of the property’s as-if vacant fair value based on all available information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, including lost rent, leasing commissions, legal, and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below the market rental rates on the date of the acquisition that are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

Intangible lease assets are amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenue over the remaining lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. As of December 31, 2012, the weighted-average remaining lease term (based on square feet) of the total occupied portfolio was approximately 5.3 years.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2012, 2011 and 2010, the Company did not record any impairment charges related to real estate assets.

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

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so,

Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, rights and obligations of the joint venture, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the years ended December 31, 2012, 2011 and 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Restricted Cash

Restricted cash consists of cash held in escrow in connection with the mortgage note financing requirements and tenant improvements.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Total gross unamortized deferred financing costs as of December 31, 2012 and 2011 were $11.8 million and $5.0 million, respectively.

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

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Company consolidates its Operating Partnership and limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

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

Reimbursements owed from customers for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from the Company’s estimates, the estimated reimbursement could be affected and would need to be adjusted appropriately. The Company accrues lease termination income if there is a signed termination letter agreement with a customer, all of the conditions of the agreement have been met, and the customer is no longer occupying the property. The reimbursements accrued as revenue for the years ended December 31, 2012, 2011 and 2010 were $24.1 million, $9.5 million and $0.9 million, respectively.

In connection with real estate acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Above-market lease assets are amortized as a reduction in rental revenue over the remaining lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.

Organization and Offering Expenses

Organization costs are expensed as incurred. Offering costs associated with the Company’s public offerings are charged against the gross proceeds from the public offerings and are reflected as a reduction in additional paid-in capital. See “Note 10” for additional information regarding organization and offering expenses.

Income Taxes

The Company elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2010. As a REIT, the Company generally is not to be subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2012, 2011, and 2010.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is to be applied prospectively and is effective for interim and annual periods beginning after December 31, 2011. The Company adopted this standard effective January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position, or liquidity.

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

3.    ACQUISITIONS

The Company acquired 100% of the following properties during the years ended December 31, 2012 and 2011:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2012 Acquisitions:
South Florida Industrial Portfolio	1/13/2012	5	$6,217	$10,144	$2,580	$230	$(271)	$18,900
IN / PA Industrial Portfolio	3/28/2012	11	22,413	102,391	14,226	274	(2,054)	137,250
Hollins End Industrial Park	5/3/2012	6	13,705	13,827	2,928	255	(433)	30,282
Cactus Distribution Centers	5/10/2012	2	18,916	96,805	13,167	2,774	-	131,662
Gateway Distribution Center	5/16/2012	1	11,277	10,734	1,997	244	-	24,252
Houston Industrial Portfolio	6/14/2012	4	6,243	30,008	3,917	113	(332)	39,949
Hartman Business Center	6/28/2012	2	4,026	22,346	2,037	287	(20)	28,676
Memphis Industrial Portfolio	7/11/2012	3	2,073	18,894	3,406	171	(244)	24,300
Agave Distribution Center	8/7/2012	1	13,972	71,961	9,202	-	(4,170)	90,965
Somerset Industrial Center II	8/8/2012	2	8,160	9,921	2,156	294	(281)	20,250
Salt Lake City Distribution Center	9/11/2012	2	3,103	19,384	2,550	79	(32)	25,084
Burleson Business Park	10/19/2012	3	3,983	18,003	4,091	145	(103)	26,119
Raceway Crossing Industrial Center	10/23/2012	3	3,774	13,250	1,820	191	(348)	18,687
Pureland Industrial Portfolio	11/9/2012	3	8,704	31,692	6,255	1,320	(43)	47,928
National Distribution Portfolio	12/5/2012	12	27,018	126,062	21,349	5,435	(619)	179,245
Houston Distribution Portfolio	12/12/2012	5	5,550	19,571	3,669	89	(754)	28,125
Freeport Portfolio	12/12/2012	7	11,860	55,928	8,277	-	(315)	75,750
Sorenson Distribution Center	12/14/2012	1	10,412	18,275	-	-	-	28,687
Westport Distribution Center	12/24/2012	2	8,912	32,316	5,468	1,199	(395)	47,500
Other acquisitions	Various	21	75,505	127,059	25,423	1,372	(2,290)	227,069

Total 2012 Acquisitions		96	$265,823	$848,571	$134,518	$14,472	$(12,704)	$1,250,680

2011 Acquisitions:
Rock Quarry 1 & 2	1/19/2011	2	$3,106	$19,625	$2,727	$300	$(83)	$25,675
Eagle Falls Distribution Center	1/19/2011	1	1,004	6,819	1,218	1,609	-	10,650
Hagerstown Distribution Center	1/27/2011	1	5,926	30,154	5,193	-	(123)	41,150
I-20 East Distribution Center	3/29/2011	1	2,575	24,372	6,803	-	-	33,750
Regional Distribution Portfolio	6/17/2011	3	11,788	89,563	9,775	742	(68)	111,800
Commerce Park Portfolio	6/29/2011	13	10,662	18,474	4,802	105	(46)	33,997
Keystone Industrial Portfolio	9/29/2011	13	10,585	20,357	4,975	753	(320)	36,350
Chicago Industrial Portfolio	Various	9	14,179	79,182	7,247	2,144	(91)	102,661
Regional Industrial Portfolio	12/15/2011	8	18,772	73,869	11,012	1,516	(669)	104,500
Crossroads Distribution Center	12/15/2011	2	13,368	26,646	2,322	164	-	42,500
Other acquisitions	Various	16	45,595	92,386	16,448	3,842	(31)	158,240

Total 2011 Acquisitions		69	$137,560	$481,447	$72,522	$11,175	$(1,431)	$701,273

(1)	Total purchase price equals consideration paid, plus any debt assumed. The purchase price allocations for 2012 acquisitions are preliminary, based on the Company’s estimate of the fair value determined from all available information and therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any applicable fixed-rate renewal option periods. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

Property	Intangibles, net
(years)
South Florida Industrial Portfolio	3.2
IN / PA Industrial Portfolio	4.0
Hollins End Industrial Park	3.5
Cactus Distribution Centers	8.1
Gateway Distribution Center	3.7
Houston Industrial Portfolio	3.6
Hartman Business Center	2.6
Memphis Industrial Portfolio	2.5
Agave Distribution Center	10.0
Somerset Industrial Center II	5.1
Salt Lake City Distribution Center	3.8
Burleson Business Park	4.1
Raceway Crossing Industrial Center	6.0
Pureland Industrial Portfolio	2.7
National Distribution Portfolio	5.6
Houston Distribution Portfolio	3.5
Freeport Portfolio	4.0
Sorenson Distribution Center	-
Westport Distribution Center	4.5
Other acquisitions	6.5

Pro Forma Financial Information (Unaudited). The table below includes the following: (i) actual revenues and net income of the South Florida Industrial Portfolio, IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Gateway Distribution Center, Houston Industrial Portfolio, Hartman Business Center, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, Salt Lake City Distribution Center, Burleson Business Park, Raceway Crossing Industrial Center, Pureland Industrial Portfolio, National Distribution Portfolio, Houston Distribution Portfolio, Freeport Portfolio, Sorenson Distribution Center and Westport Distribution Center acquisitions (collectively, referred to as the “2012 acquisitions”) included in the Company’s consolidated statements of operations for the year ended December 31, 2012; (ii) actual revenues and net income of all 2011 acquisitions included in the Company’s consolidated statements of operations for the year ended December 31, 2011; (iii) pro forma revenues and net (loss) income of the 2012 acquisitions, as if the date of each acquisition had been January 1, 2011; (iv) and all of the 2011 acquisitions, as if the date of each 2011 acquisition had been January 1, 2010. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011
Actual:
Total revenues	$35,526	$28,885

Net loss	$(401)	$(5,369)

Pro forma:
Total revenues (1)	$178,871	$172,306

Net loss (2)	$(12,103)	$(28,990)

Net loss per common share—basic and diluted	$(0.09)	$(0.22)

Weighted-average shares outstanding (3)	132,424	132,424

(1)	The pro forma total revenues were adjusted to include incremental revenue of $51.0 million and $120.7 million for the years ended December 31, 2012 and 2011, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.

(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $21.9 million and $18.0 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, the pro forma net loss was adjusted to include acquisition-related expenses of $21.9 million relating to the 2012 acquisitions, as if these expenses had been incurred as of January 1, 2011.

(3)	The pro forma weighted-average shares outstanding were calculated as if all shares outstanding as of December 31, 2012 had been issued at the beginning of each period presented.

4.     INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2012, the Company’s portfolio of consolidated properties consisted of 190 industrial buildings totaling approximately 36.9 million square feet.

	As of December 31,
(in thousands)	2012	2011
Land	$472,206	$206,383
Building and improvements	1,481,718	615,422
Intangible lease assets	258,427	111,407
Construction in progress	1,892	666

Investment in real estate properties	2,214,243	933,878
Less accumulated depreciation and amortization	(91,302)	(26,466)

Net investment in real estate properties	$2,122,941	$907,412

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	December 31, 2012			December 31, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$228,859	$(48,054)	$180,805	$96,123	$(14,105)	$82,018
Above-market lease assets	29,568	(7,079)	22,489	15,284	(2,407)	12,877
Below-market lease liabilities	(14,521)	1,580	(12,941)	(1,864)	391	(1,473)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2012, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2013	$46,289	$5,535	$(2,462)
2014	37,069	4,529	(2,286)
2015	29,231	3,812	(1,981)
2016	20,604	2,890	(1,507)
2017	14,756	2,281	(1,195)
Thereafter	32,856	3,442	(3,510)

Total	$180,805	$22,489	$(12,941)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2012, excluding rental revenues from the potential renewal or replacement of existing future leases and from customer reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2013	$146,888
2014	138,090
2015	126,414
2016	107,956
2017	91,948
Thereafter	278,271

Total	$889,567

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$8,129	$3,971	$176
Above-market lease amortization	(4,758)	(2,214)	(193)
Below-market lease amortization	1,231	328	63
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$26,217	$9,362	$591
Intangible lease asset amortization	34,262	13,119	986

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In August 2011, the Company entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor and formed the IIT North American Industrial Fund I Limited Partnership. The joint venture was formed for purposes of jointly investing in and acquiring a portfolio of industrial properties located in major U.S. distribution markets. The Company has a 51% ownership interest in the joint venture. The following table summarizes the unconsolidated joint venture portfolio:

	As of December 31,
(in thousands, except buildings)	2012	2011
Number of buildings	29	18
Total rentable square feet	6,181	4,295
Total purchase price (1)	$382,998	$260,879

(1) Exclusive of transfer taxes, due diligence expenses, and other closing costs.

During 2012, the unconsolidated joint venture acquired 11 industrial buildings totaling approximately 1.9 million square feet for an aggregate total purchase price of $122.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

The following is summarized financial data of the unconsolidated joint venture:

	For the Year Ended
	December 31,
(in thousands)	2012	2011
Operating data:
Total revenues	$26,764	$5,037
Total operating expenses	(25,275)	(7,595)
Net loss	(5,773)	(3,987)

	As of December 31,
(in thousands)	2012	2011
Balance sheet data:
Net investment in real estate properties	$373,634	$258,118
Cash and cash equivalents	5,929	5,540
Total assets	396,347	271,612
Debt	204,652	141,116
Total liabilities	209,596	145,556
Total equity	186,751	126,056

6.     DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its unsecured lines of credit and term loan, and its mortgage note financings. The mortgage note financings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized and certain cross-collateralized properties and are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Stated Interest Rate at December 31, 2012	Initial Maturity Date	Balance as of December 31,
(in thousands)			2012	2011
Secured line of credit	N/A	June 2013	$-	$7,000
Secured line of credit (1)	N/A	December 2013	-	102,750
Unsecured line of credit (2)	1.96%	August 2015	75,000	-
Unsecured term loan (3)	1.91%	January 2018	200,000	-
Fixed-rate mortgage note	6.44%	January 2013	-	10,086
Variable-rate mortgage note (4)	2.25%	May 2015	9,080	-
Fixed-rate mortgage note	5.51%	June 2015	3,367	3,539
Fixed-rate mortgage note (5)	4.16%	September 2015	7,560	7,560
Fixed-rate mortgage notes	5.20%	October 2015	23,451	-
Fixed-rate mortgage note	6.24%	July 2016	6,710	6,911
Fixed-rate mortgage note	5.77%	March 2017	4,493	4,496
Fixed-rate mortgage note	5.61%	June 2017	6,364	6,413
Fixed-rate mortgage note	5.56%	July 2017	9,803	-
Fixed-rate mortgage note	4.31%	September 2017	28,843	29,371
Fixed-rate mortgage notes (6)	4.45%	June 2018	31,995	32,000
Fixed-rate mortgage notes	3.90%	January 2019	61,000	61,000
Fixed-rate mortgage notes (7)	4.95%	October 2020	25,717	26,136
Fixed-rate mortgage note (8)	4.90%	November 2020	7,501	7,624
Fixed-rate mortgage notes (8)	4.81%	November 2020	40,800	41,468
Fixed-rate mortgage notes	5.68%	January 2021	52,819	53,492
Fixed-rate mortgage note	4.95%	February 2021	9,365	-
Fixed-rate mortgage notes	4.70%	July 2021	110,000	110,000
Fixed-rate mortgage notes	3.30%	February 2022	105,000	-
Fixed-rate mortgage notes	4.25%	July 2022	82,350	-
Fixed-rate mortgage notes (9)	3.50%	January 2023	106,000	-
Fixed-rate mortgage notes	4.15%	July 2023	104,000	-
Fixed-rate mortgage notes	3.95%	November 2023	84,000	-

Total / Weighted-Average	3.71%		$1,195,218	$509,846

Gross book value of properties encumbered by debt			$1,646,243	$932,014

(1)	This line of credit was terminated. Refer to “Lines of Credit” below for further detail.

(2)	As of December 31, 2012, the interest rate was based on London Interbank Offered Rate (“LIBOR”), plus 1.75%.

(3)	As of December 31, 2012, the interest rate was based on LIBOR, plus 1.70%.

(4)	As of December 31, 2012, the interest rate was based on LIBOR, plus 2.00%.

(5)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.71% and 2.80% as of December 31, 2012 and 2011, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.

(6)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.

(7)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.

(8)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.

(9)	These mortgage notes have a contractual maturity of January 1, 2045; however, the expected maturity date, based on the respective lender’s ability to call the loan, is January 1, 2023.

As of December 31, 2012, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
2013	$3,032
2014	4,582
2015 (1)	125,677
2016	17,554
2017	59,457
Thereafter	982,965

Total principal payments	1,193,267
Unamortized premium on assumed debt	1,951

Total debt	$1,195,218

(1)	Includes $75.0 million due under the unsecured line of credit that matures in August 2015 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Lines of Credit

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of December 31, 2012, the Company had $75.0 million outstanding under the line of credit; the unused portion was approximately $325.0 million, of which approximately $44.8 million was available.

As a result of entering into the unsecured revolving credit agreement discussed above, the secured revolving credit agreement entered into by the Company and amended in December 2011 was terminated on August 15, 2012. This revolving credit agreement had an aggregate commitment of $160.0 million, up to a maximum aggregate amount of $300.0 million, and was scheduled to mature in December 2013. The primary interest rate was variable and calculated based on LIBOR, plus a spread ranging from 2.25% to 2.75%. This line of credit was available to finance the acquisition and operation of qualified properties as well as for working capital and general corporate purposes, subject to certain restrictions. Amounts under this line of credit became available when qualified properties were added as collateral pursuant to the credit agreement. In connection with the termination of this line of credit prior to its contractual maturity date, the Company incurred a non-cash loss of approximately $0.9 million, reflecting the write-off of previously capitalized deferred financing costs.

In June 2011, the Company entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million. In November 2012, the

Company exercised its one time extension option to extend the maturity date from December 2012 to June 2013. The primary interest rate is variable and calculated based on LIBOR, plus 3.50%. This line of credit is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of December 31, 2012, there were no borrowings under this line of credit.

Unsecured Term Loan

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of December 31, 2012, there was $200.0 million outstanding.

Debt Covenants

The Company’s mortgage note financings, lines of credit, and term loan contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. The Company was in compliance with all debt covenants as of December 31, 2012.

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

The following table summarizes the location and fair value of cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value
	Notional		as of December 31,
(in thousands)	Amount	Balance Sheet Location	2012	2011
Interest rate swap	$7,560	Other liabilities	$256	$227

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated statements of operations:

	For the Year Ended
	December 31,
(in thousands)	2012	2011	2010
Interest rate swap:
Gain (loss) recognized in AOCI (effective portion)	$80	$ (200)	$119
(Loss) gain reclassified from AOCI into income (effective portion)	(109)	(109)	(37)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012
Liabilities
Derivative instrument	$-	$256	$-	$256

Total liabilities measured at fair value	$-	$256	$-	$256

December 31, 2011
Liabilities
Derivative instrument	$-	$227	$-	$227

Total liabilities measured at fair value	$-	$227	$-	$227

As of December 31, 2012 and 2011, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$5,912	$5,923	$5,912	$5,897
Liabilities
Lines of credit	75,000	75,000	109,750	109,750
Term loan	200,000	200,000	-	-
Mortgage notes	920,218	957,419	400,096	409,718
Derivative instrument	256	256	227	227

In addition to the previously described methods and assumptions for the derivative instrument, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of December 31, 2012, the Company had a note receivable of $4.6 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and seller guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

Lines of Credit. The fair value of the lines of credit is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Term Loan. The fair value of the term loan is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

8.    INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2012, 2011 and 2010. The U.S. is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2012, 2011 and 2010.

The unaudited preliminary taxability of the Company’s 2012, 2011 and 2010 distributions on an annualized basis was:

	For the Year Ended December 31,
	2012	2011	2010
Per common share:
Ordinary income	$0.253	$0.225	$0.136
Non-taxable return of capital	0.372	0.400	0.489
Long-term capital gain	-	-	-

Total distribution	$0.625	$0.625	$0.625

9.     STOCKHOLDERS’ EQUITY

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

As of December 31, 2012, the Company had raised gross proceeds of $1.3 billion from the sale of 133.2 million shares of its common stock in its public offerings, including $31.9 million from the sale of 3.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 202.0 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 59.2 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2012
December 31	January 15, 2013	$0.15625	$10,554	$9,014	$19,568
September 30	October 15, 2012	0.15625	9,408	8,089	17,497
June 30	July 16, 2012	0.15625	8,435	7,287	15,722
March 31	April 16, 2012	0.15625	6,137	4,902	11,039

Total			$34,534	$29,292	$63,826

2011
December 31	January 17, 2012	$0.15625	$4,775	$3,653	$8,428
September 30	October 17, 2011	0.15625	3,776	2,893	6,669
June 30	July 15, 2011	0.15625	2,796	2,173	4,969
March 31	April 15, 2011	0.15625	1,819	1,436	3,255

Total			$13,166	$10,155	$23,321

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

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap. With respect to shares of the Company’s common stock purchased pursuant to the Initial Offering, including shares purchased through the Company’s distribution reinvestment plan, the original purchase price will be increased by 4.0%, which is the amount by which the offering price increased between the Initial Offering and the Follow-On Offering (the “Initial Offering Adjustment”), subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder. The discount from the purchase price paid (as increased, if applicable, by the Initial Offering Adjustment) for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended
	December 31,
(in thousands, except per share amount)	2012	2011
Number of eligible shares redeemed	613	182
Aggregate amount of shares redeemed	$5,982	$1,740
Average redemption price per share	$9.78	$9.57

10.     RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a fourth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2013, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which are reallowed to participating unaffiliated broker-dealers, and are equal to up to 7.0% of the gross proceeds from the Follow-On Offering. These sales commissions were also payable in connection with the Initial Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Follow-On Offering. These dealer manager fees were also payable in connection with the Initial Offering.

Acquisition Fees. For each real estate property acquired in the operational stage, the acquisition fee was an amount equal to 2.0% of the total purchase price of the properties acquired, until such time as the Company had invested an aggregate amount of $500.0 million in properties, at which time the acquisition fee was reduced to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real estate property held in joint ventures or co-ownership arrangements. The Company reached the $500.0 million aggregate investment threshold during the second quarter of 2011. Accordingly, all acquisition fees incurred subsequent to the second quarter of 2011 were incurred at the 1.0% rate. In connection with providing services related to the development, construction and improvement, including tenant improvements, of real properties or overseeing the provision of these services by third parties on the Company’s behalf, the acquisition fee will equal up to 4.0% of total project cost (including debt, whether borrowed or assumed), or the Company’s proportional interest therein.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes). Asset management fees are also paid in connection with a disposition of one or more assets through a sale, merger, or other transaction in an amount equal to 2.0% of the total consideration paid in connection with the disposition.

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

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its officers to provide such services and in certain instances those individuals may include the Company’s named executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended			Payable as of
	December 31,			December 31,
(in thousands)	2012	2011	2010	2012 (1)	2011 (1)
Expensed:
Acquisition fees	$12,715	$10,378	$4,527	$-	$-
Asset management fees	11,918	4,868	428	-	-
Other expense reimbursements	1,109	1,235	859	-	59

Total expensed	$25,742	$16,481	$5,814	$-	$59

Additional Paid-In Capital:
Sales commissions	$44,532	$27,075	$9,906	$609	$563
Dealer manager fees	17,808	11,065	3,903	445	319
Organization and offering expenses	12,791	7,806	2,725	453	218

Total adjustments to additional paid-in capital	$75,131	$45,946	$16,534	$1,507	$1,100

(1)	In addition, the amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offerings are received were $2.4 million and $5.2 million as of December 31, 2012 and 2011, respectively. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.

Joint Venture Fees. The unconsolidated joint venture described in “Note 5” has and will pay fees to the Advisor or its affiliates for providing services to the joint venture. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the years ended December 31, 2012 and 2011, the joint venture paid to the Advisor approximately $2.6 million and $1.8 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the joint venture, the Company has paid and will pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the joint venture to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

11.     NONCONTROLLING INTERESTS

Operating Partnership Units (“OP Units”)

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

Special Units

In July 2009, the Operating Partnership issued 100 partnership units (“Special Units”) to the Sponsor, the parent of the Advisor, for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders have received, in aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events: a Liquidity Event (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: a listing of the Company’s common stock on a national securities exchange (or the receipt by its stockholders of securities that are listed on a national securities exchange in exchange for its common stock); the Company’s sale, merger or other transaction in which its stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or the sale of all or substantially all of the Company’s assets where its stockholders either receive, or have the option to receive, cash or other consideration. As of December 31, 2012, the events that would result in the Special Units becoming redeemable are not considered probable.

The Company has determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within the Company’s control. As a result, the Company classifies its Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the years ended December 31, 2012, 2011 and 2010.

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

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2012
Total revenues	$22,272	$28,425	$34,925	$42,271
Total operating expenses	$22,758	$29,576	$34,254	$44,083
Total other expenses	$6,376	$6,782	$9,396	$10,248
Net loss	$(6,862)	$(7,933)	$(8,725)	$(12,060)
Net loss attributable to common stockholders	$(6,862)	$(7,933)	$(8,725)	$(12,060)
Net loss per common share—basic and diluted	$(0.10)	$(0.08)	$(0.08)	$(0.10)
Weighted-average shares outstanding	70,648	100,788	111,996	125,247

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2011
Total revenues	$7,185	$9,965	$15,901	$18,599
Total operating expenses	$10,561	$14,393	$15,688	$19,653
Total other expenses	$2,088	$2,862	$5,505	$6,253
Net loss	$(5,464)	$(7,290)	$(5,292)	$(7,307)
Net loss attributable to common stockholders	$(5,464)	$(7,290)	$(5,292)	$(7,307)
Net loss per common share—basic and diluted	$(0.26)	$(0.23)	$(0.12)	$(0.14)
Weighted-average shares outstanding	20,831	31,801	42,693	53,948

14.     SUBSEQUENT EVENTS

Status of Offering

As of February 27, 2013, the Company had raised gross proceeds of $1.4 billion from the sale of 144.9 million shares of its common stock in its public offerings, including $40.9 million from the sale of 4.2 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 190.4 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 58.3 million shares available for sale through the Company’s distribution reinvestment plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program, dated February 21, 2012. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

14.1	Code of Ethics for President and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, dated March 26, 2012, by IIT Lehigh Valley DC LLC, IIT North Plainfeld DC LLC, IIT Indianapolis DC LLC, KPJV Ruppsville Road LP, KPJV 861 Nestle Way LP, KPJV 7566 Morris Court LP, KPJV 7520 Morris Court LP, KPJV 595 South Perry Road LP, KPJV 909 Whitaker Road LP, KPJV 849 Whitaker Road LP, KPJV 923 Whitaker Road LP, KPJV 558 Airtech Parkway LP, and KPJV 5252 Decatur Boulevard LP. Incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on April 3, 2012.

10.2	Real Estate Sales Contract and Escrow Instructions, dated April 6, 2012, by and between IIT Acquisitions LLC, a wholly-owned subsidiary of Industrial Income Trust Inc., and K.T. Riverside I LLC and K.T. Riverside, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 10, 2012.

10.3	Credit Agreement, dated August 15, 2012, among Industrial Income Operating Partnership LP, a subsidiary of Industrial Income Trust Inc., as the Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Keybank National Association, as Syndication Agent; Wells Fargo Bank, National Association, Regions Bank, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-175430) filed with the SEC on October 12, 2012.

Exhibit No.	Description

10.4	Agreement for Purchase and Sale of Property, dated November 16, 2012, by and between Industrial Property Fund VI, LLC., and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-175430) filed with the SEC on January 14, 2013.

10.5	Term Loan Agreement, dated December 12, 2012, among Industrial Income Operating Partnership LP, a subsidiary of Industrial Income Trust Inc., as the Borrower; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Regions Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-175430) filed with the SEC on January 14, 2013.

21.1*	List of Subsidiaries of Industrial Income Trust Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Industrial Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

Under date of March 6, 2013, we reported on the consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 6, 2013

INDUSTRIAL INCOME TRUST INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2012 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties:
Renton Distribution Center in Kent, WA	1	$7,560	$2,474	$10,126	$12,600	$(105)	$2,474	$10,021	$12,495	$(845)	6/30/2010	1-40
Bell Gardens in Bell Gardens, CA	3	9,039	12,044	3,323	15,367	187	12,044	3,510	15,554	(1,158)	8/25/2010	1-20
Bay Area Portfolio in Richmond and Fremont, CA	4	28,843	27,639	32,361	60,000	1,124	27,639	33,485	61,124	(4,522)	9/1/2010	1-40
Portland Portfolio in Portland, OR	13	16,677	5,410	22,590	28,000	1,610	5,410	24,200	29,610	(4,459)	9/30/2010	1-40
Suwanee Point in Atlanta, GA	2	7,501	1,274	12,876	14,150	145	1,274	13,021	14,295	(1,662)	11/1/2010	1-40
Inland Empire Indian Avenue Distribution Center in Inland Empire, CA	1	43,919	15,066	64,934	80,000	-	15,066	64,934	80,000	(6,048)	12/29/2010	1-40
Brandon Woods Distribution Center in Baltimore, MD	1	8,900	4,916	11,184	16,100	938	4,916	12,122	17,038	(993)	12/30/2010	1-40
Rock Quarry 1 & 2 in Dallas, TX	2	12,046	3,106	22,569	25,675	-	3,106	22,569	25,675	(2,316)	1/19/2011	1-40
Eagle Falls Distribution Center in Tampa, FL	1	5,984	1,004	9,646	10,650	-	1,004	9,646	10,650	(979)	1/19/2011	1-40
Hagerstown Distribution Center in Hagerstown, MD	1	22,771	5,926	35,224	41,150	-	5,926	35,224	41,150	(3,185)	1/27/2011	1-40
Kent Valley Distribution Center in Kent, WA	1	3,367	871	6,786	7,657	-	871	6,786	7,657	(682)	2/17/2011	1-30
Portside Distribution Center in Tacoma, WA	1	-	6,985	13,015	20,000	2,033	6,985	15,048	22,033	(376)	3/22/2011	1-40
Collington Commerce Center in Baltimore, MD	1	-	4,531	14,769	19,300	345	4,531	15,114	19,645	(1,421)	3/23/2011	1-40
I-20 East Distribution Center in Atlanta, GA	1	-	2,575	31,175	33,750	118	2,575	31,293	33,868	(2,277)	3/29/2011	1-40
Industrial Parkway Distribution Center in Atlanta, GA	1	-	2,117	10,333	12,450	409	2,117	10,742	12,859	(1,487)	4/28/2011	1-30
Vista Point in Coppell, TX	6	9,999	4,914	18,029	22,943	13	4,914	18,042	22,956	(1,909)	5/26/2011	1-40
Regional Distribution Portfolio in Atlanta, GA; Houston, TX; and York, PA	3	66,869	11,788	100,012	111,800	1,054	11,788	101,066	112,854	(6,946)	6/17/2011	1-40

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2012 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties (continued):
Hagerstown Industrial Lane Distribution Center in Hagerstown, MD	1	-	1,399	7,101	8,500	537	1,399	7,638	9,037	(815)	6/20/2011	1-30
Commerce Park in Houston, TX	13	21,996	10,662	23,335	33,997	2,382	10,662	25,717	36,379	(4,580)	6/29/2011	1-30
Sterling Distribution Center in Ontario, CA	1	-	7,945	16,683	24,628	-	7,945	16,683	24,628	(1,134)	8/4/2011	1-30
Ritner Distribution Center in Carlisle, PA	1	-	2,898	5,202	8,100	23	2,898	5,225	8,123	(1,313)	8/15/2011	1-20
International Drive Distribution Center in Mount Olive, NJ	1	-	4,016	5,584	9,600	2,169	4,016	7,753	11,769	(511)	8/24/2011	1-20
Keystone Industrial Portfolio in Bristol and West Chester, PA	13	-	10,585	25,765	36,350	538	10,585	26,303	36,888	(3,651)	9/29/2011	1-40
Champagne Distribution Center in Ontario, CA	1	9,080	8,253	9,384	17,637	194	8,253	9,578	17,831	(565)	11/21/2011	1-40
Exton Distribution Center in Exton, PA	1	-	1,666	5,759	7,425	50	1,666	5,809	7,475	(438)	11/22/2011	1-40
Chicago Industrial Portfolio in Chicago, IL	9	60,698	14,179	88,482	102,661	2,167	14,179	90,649	104,828	(7,846)	2011	1-40
Regional Industrial Portfolio in Dallas, TX; Atlanta, GA; and Ft. Lauderdale, FL	8	61,000	18,772	85,728	104,500	569	18,772	86,297	105,069	(5,168)	12/15/2011	1-40
Crossroads Distribution Center in Hanover, MD	2	-	13,368	29,132	42,500	116	13,368	29,248	42,616	(1,233)	12/15/2011	1-40
South Florida Industrial Portfolio in Tamarac and Ft. Lauderdale, FL	5	-	6,217	12,683	18,900	108	6,217	12,791	19,008	(1,339)	1/13/2012	1-40
BWI Commerce Center in Hanover, MD	1	4,650	3,411	4,389	7,800	-	3,411	4,389	7,800	(229)	3/23/2012	1-30
IN / PA Industrial Portfolio in Plainfield, IN and Lehigh Valley, PA	11	82,350	22,413	114,837	137,250	1,366	22,413	116,203	138,616	(7,096)	3/28/2012	1-40
10th Street Business Park in Dallas, TX	2	9,147	2,157	13,443	15,600	-	2,157	13,443	15,600	(405)	4/23/2012	1-40
Hollins End Industrial Park in Baltimore, MD	6	18,237	13,705	16,577	30,282	143	13,705	16,720	30,425	(1,029)	5/3/2012	1-40
Cactus Distribution Centers in Phoenix, AZ	2	76,616	18,916	112,746	131,662	-	18,916	112,746	131,662	(2,826)	5/10/2012	1-40
Gateway Distribution Center in Los Angeles, CA	1	9,365	11,277	12,975	24,252	58	11,277	13,033	24,310	(542)	5/16/2012	1-40
BWI Commerce Center II in Hanover, MD	1	6,925	5,289	6,361	11,650	14	5,289	6,375	11,664	(186)	5/16/2012	1-40
Foster Commerce Center in Portland, OR	2	10,325	3,023	14,305	17,328	1,707	3,023	16,012	19,035	(492)	6/1/2012	1-40

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2012 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties (continued):
Weston Business Center in Weston, FL	1	-	2,365	1,085	3,450	-	2,365	1,085	3,450	(32)	6/11/2012	1-40
Houston Industrial Portfolio in Houston, TX	4	23,850	6,243	33,706	39,949	624	6,243	34,330	40,573	(1,044)	6/14/2012	1-40
Hartman Business Center in Atlanta, GA	2	-	4,026	24,650	28,676	9	4,026	24,659	28,685	(728)	6/28/2012	1-40
Memphis Industrial Portfolio in Memphis, TN	3	-	2,073	22,227	24,300	6	2,073	22,233	24,306	(1,096)	7/11/2012	1-30
Baltimore Industrial Center in Baltimore, MD	1	-	4,332	5,842	10,174	-	4,332	5,842	10,174	(229)	7/31/2012	1-20
Columbia Park Industrial Center in Baltimore, MD	1	-	993	4,807	5,800	-	993	4,807	5,800	(188)	7/31/2012	1-30
Brandon Woods Distribution Center II in Baltimore, MD	1	-	4,231	10,994	15,225	6	4,231	11,000	15,231	(218)	8/2/2012	1-30
Somerset Industrial Center in Somerset, NJ	1	9,803	5,534	8,823	14,357	-	5,534	8,823	14,357	(331)	8/2/2012	1-20
Agave Distribution Center in Phoenix, AZ	1	38,250	13,972	76,993	90,965	589	13,972	77,582	91,554	(1,044)	8/7/2012	1-40
Somerset Industrial Center II in Somerset, NJ	2	-	8,160	12,090	20,250	27	8,160	12,117	20,277	(521)	8/8/2012	1-20
Tamarac in Tamarac, FL	-	-	1,300	-	1,300	70	1,300	70	1,370	-	8/28/2012	N/A
Industrial Parkway Distribution Center in Los Angeles, CA	1	-	2,687	6,683	9,370	-	2,687	6,683	9,370	(166)	8/31/2012	1-40
Kent Valley Distribution Center II in Seattle, WA	1	-	6,475	11,275	17,750	-	6,475	11,275	17,750	(319)	9/5/2012	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	2	15,964	3,103	21,981	25,084	23	3,103	22,004	25,107	(397)	9/11/2012	1-40
Chantilly Distribution Center in Chantilly, VA	1	-	5,479	12,071	17,550	-	5,479	12,071	17,550	(248)	9/20/2012	1-30
Washington DC Corporate Center in Washington, D.C.	1	-	9,354	5,246	14,600	-	9,354	5,246	14,600	(146)	10/11/2012	1-20
Burleson Business Park in Austin, TX	3	14,173	3,983	22,136	26,119	-	3,983	22,136	26,119	(265)	10/19/2012	1-40
Raceway Crossings Industrial Center in Austin, TX	3	10,787	3,774	14,913	18,687	-	3,774	14,913	18,687	(169)	10/23/2012	1-40
Aurora Distribution Center III in Chicago, IL	1	-	3,648	12,602	16,250	-	3,648	12,602	16,250	(123)	10/31/2012	1-30
Pureland Industrial Portfolio in Bridgepoint, NJ	3	23,451	8,704	39,224	47,928	-	8,704	39,224	47,928	(481)	11/9/2012	1-20
Miami DC II in Miami, FL	1	-	2,346	4,704	7,050	-	2,346	4,704	7,050	(37)	11/13/2012	1-30
Northpoint in Dallas, TX	-	-	2,900	-	2,900	95	2,900	95	2,995	-	11/28/2012	N/A
Kent Valley DC III in Seattle, WA	1	-	1,668	2,622	4,290	-	1,668	2,622	4,290	(7)	12/5/2012	1-20

			Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2012 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties (continued):
National Distribution Portfolio in Atlanta, GA; Chicago, IL; Memphis, TN and Ft. Lauderdale, FL	12	105,000	27,018	152,227	179,245	49	27,018	152,276	179,294	(433)	12/5/2012	1-40
Englewood Distribution Center in Englewood, NJ	1	-	3,488	5,162	8,650	-	3,488	5,162	8,650	(19)	12/6/2012	1-20
Vista Point II in Austin, TX	1	7,158	2,709	10,791	13,500	-	2,709	10,791	13,500	(23)	12/12/2012	1-40
Freeport Crossing in Dallas, TX	7	42,564	11,860	63,890	75,750	-	11,860	63,890	75,750	(147)	12/12/2012	1-40
Houston Distribution Portfolio in Houston, TX	5	15,354	5,550	22,575	28,125	-	5,550	22,575	28,125	(98)	12/12/2012	1-20
Sorenson Industrial Center in Santa Fe Springs, CA	1	-	10,412	18,275	28,687	42	10,412	18,317	28,729	(19)	12/14/2012	1-40
Steamboat Distribution Center in York, PA	1	-	2,116	10,359	12,475	-	2,116	10,359	12,475	(17)	12/21/2012	1-30
Westport Distribution Center in Salt Lake City, UT	2	-	8,912	38,588	47,500	-	8,912	38,588	47,500	(94)	12/24/2012	1-40

Total	190	$920,218	$472,206	$1,705,964	$2,178,170	$21,552	$472,206	$1,727,516	$2,199,722	$(91,302)

(1)	As of December 31, 2012, the aggregate cost for federal income tax purposes of investments in property was $2.2 billion (unaudited).
(2)	Includes gross intangible lease assets of $258.4 million and gross intangible lease liabilities of $14.5 million.

(3)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2012	2011
Investment in real estate properties:
Balance at beginning of period	$932,014	$226,095
Acquisition of properties	1,250,680	701,273
Tenant improvements	17,028	4,646

Balance at end of period	$2,199,722	$932,014

Accumulated depreciation:
Balance at beginning of period	$(26,466)	$(1,771)
Additions charged to costs and expenses	(64,836)	(24,695)

Balance at end of period	$(91,302)	$(26,466)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2013.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	March 6, 2013

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	March 6, 2013

/S/ CHARLES B. DUKE Charles B. Duke	Director	March 6, 2013

/S/ STANLEY A. MOORE Stanley A. Moore	Director	March 6, 2013

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer (Principal Executive Officer)	March 6, 2013

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013