Form 10-Q
period 2013-03-31
Industrial Income Trust Inc.
filed 2013-05-07
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(303) 228-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2013, there were 160,694,655 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Net investment in real estate properties	$2,200,207	$2,122,941
Investment in unconsolidated joint ventures	99,293	96,490
Cash and cash equivalents	32,975	24,550
Restricted cash	2,838	1,926
Straight-line and tenant receivables, net	17,624	14,462
Notes receivable	3,612	5,912
Other assets	32,836	28,667

Total assets	$2,389,385	$2,294,948

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$15,680	$13,514
Debt	1,144,302	1,195,218
Due to affiliates	3,021	3,945
Distributions payable	22,105	19,568
Other liabilities	38,154	36,622

Total liabilities	1,223,262	1,268,867
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 151,155 and 132,424 shares issued and outstanding, respectively	1,512	1,324
Additional paid-in capital	1,358,905	1,184,906
Accumulated deficit	(192,916)	(159,894)
Accumulated other comprehensive loss	(1,379)	(256)

Total stockholders’ equity	1,166,122	1,026,080
Noncontrolling interests	1	1

Total equity	1,166,123	1,026,081

Total liabilities and equity	$2,389,385	$2,294,948

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Revenues:
Rental revenues	$51,254	$22,272

Total revenues	51,254	22,272

Operating expenses:
Rental expenses	13,083	5,646
Real estate-related depreciation and amortization	27,282	10,545
General and administrative expenses	1,661	1,323
Asset management fees, related party	4,532	2,105
Acquisition-related expenses, related party	958	1,753
Acquisition-related expenses	1,771	1,386

Total operating expenses	49,287	22,758

Operating income (loss)	1,967	(486)
Other expenses:
Equity in loss of unconsolidated joint ventures	1,286	952
Interest expense and other	11,598	5,424

Total other expenses	12,884	6,376
Net loss	(10,917)	(6,862)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(10,917)	$(6,862)

Weighted-average shares outstanding	141,484	70,648

Net loss per common share—basic and diluted	$(0.08)	$(0.10)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Net loss attributable to common stockholders	$(10,917)	$(6,862)
Unrealized loss on derivative instruments	(1,123)	(7)

Comprehensive loss attributable to common stockholders	$(12,040)	$(6,869)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081
Net loss	—	—	—	(10,917)	—	—	(10,917)
Unrealized loss on derivative instruments	—	—	—	—	(1,123)	—	(1,123)
Issuance of common stock	18,964	190	196,066	—	—	—	196,256
Offering costs	—	—	(19,779)	—	—	—	(19,779)
Redemptions of common stock	(233)	(2)	(2,288)	—	—	—	(2,290)
Distributions to stockholders	—	—	—	(22,105)	—	—	(22,105)

Balance as of March 31, 2013	151,155	$1,512	$1,358,905	$(192,916)	$(1,379)	$1	$1,166,123

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Operating activities:
Net loss	$(10,917)	$(6,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	27,282	10,545
Equity in loss of unconsolidated joint venture	1,286	952
Straight-line rent and amortization of above- and below-market leases	(1,227)	(846)
Bad debt expense	133	366
Other	375	259
Changes in operating assets and liabilities	402	(2,560)

Net cash provided by operating activities	17,334	1,854

Investing activities:
Real estate acquisitions	(94,322)	(162,414)
Acquisition deposits	(5,700)	(4,250)
Capital expenditures	(5,926)	(411)
Investment in unconsolidated joint ventures	(1,711)	(17,022)
Distribution from unconsolidated joint ventures	—	500
Other	(116)	334

Net cash used in investing activities	(107,775)	(183,263)

Financing activities:
Repayments of mortgage notes	(744)	(711)
Proceeds from lines of credit	25,000	120,400
Repayments of lines of credit	(75,000)	(120,150)
Financing costs paid	(121)	(121)
Proceeds from issuance of common stock	179,406	234,901
Offering costs for issuance of common stock	(16,407)	(22,611)
Distributions paid to common stockholders	(10,554)	(4,775)
Redemptions of common stock	(2,714)	(1,476)

Net cash provided by financing activities	98,866	205,457

Net increase in cash and cash equivalents	8,425	24,048
Cash and cash equivalents, at beginning of period	24,550	12,934

Cash and cash equivalents, at end of period	$32,975	$36,982

Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$9,749	$12,635
Decrease in accrued offering costs	(1,033)	(2,091)
Distributions reinvested in common stock	9,014	3,653
Redemptions payable	2,290	—
Noncash repayment of note receivable	2,300	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 6, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to report, either on their income statement or in a footnote to their financial statements, the effects from items that are reclassified out of other comprehensive income. ASU 2013-02 was effective for the Company in the first quarter of 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

2. INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2013, the Company’s portfolio of consolidated properties consisted of 197 industrial buildings totaling approximately 38.2 million square feet. During the three months ended March 31, 2013, the Company acquired seven industrial buildings totaling approximately 1.3 million square feet for an aggregate total purchase price of approximately $91.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

	March 31,	December 31,
(in thousands)	2013	2012
Land	$504,178	$472,206
Building and improvements	1,537,602	1,477,170
Intangible lease assets	271,455	262,975
Construction in progress	4,137	1,892

Investment in real estate properties	2,317,372	2,214,243
Less accumulated depreciation and amortization	(117,165)	(91,302)

Net investment in real estate properties	$2,200,207	$2,122,941

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$241,839	$(61,599)	$180,240	$233,407	$(48,425)	$184,982
Above-market lease assets	29,616	(8,815)	20,801	29,568	(7,079)	22,489
Below-market lease liabilities	(19,913)	2,229	(17,684)	(14,521)	1,580	(12,941)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2013, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2013	$34,311	$3,882	$(2,193)
2014	38,904	4,500	(2,765)
2015	30,761	3,775	(2,451)
2016	22,164	2,893	(1,962)
2017	16,098	2,287	(1,621)
Thereafter	38,002	3,464	(6,692)

Total	$180,240	$20,801	$(17,684)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months
	Ended March 31,
(in thousands)	2013	2012
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,282	$1,694
Above-market lease amortization	(1,749)	(1,030)
Below-market lease amortization	694	182
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$11,103	$4,107
Intangible lease asset amortization	16,179	6,438

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The Company’s investment in joint ventures is included in investment in unconsolidated joint ventures in the Company’s condensed consolidated balance sheet. The following table summarizes the Company’s unconsolidated joint ventures:

				Investment in Unconsolidated
				Joint Ventures as of
	Percent	Number of		March 31,	December 31,
(in thousands, except buildings)	Ownership	Buildings		2013	2012
Institutional Joint Ventures:
IIT North American Industrial Fund I Limited Partnership	51%	29		$94,279	$94,636
Other Joint Ventures:
Park 355 DC II	75%	—	(1)	2,713	—
Valley Parkway	50%	—	(1)	2,301	1,854

Total		29		$99,293	$96,490

(1)	Each joint venture is developing one building. The buildings are currently under construction.

4. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its unsecured line of credit and term loan, and under its mortgage note financings. The mortgage note financings are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, and are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Stated Interest		Balance as of
	Rate at	Initial	March 31,	December 31,
(in thousands)	March 31, 2013	Maturity Date	2013	2012
Secured line of credit	N/A	June 2013	$—	$—
Unsecured line of credit (1)	2.20%	August 2015	25,000	75,000
Unsecured term loan (2)	2.15%	January 2018	200,000	200,000
Variable-rate mortgage note (3)	2.20%	May 2015	9,080	9,080
Fixed-rate mortgage note	5.51%	June 2015	3,318	3,367
Fixed-rate mortgage note (4)	4.16%	September 2015	7,560	7,560
Fixed-rate mortgage notes	5.20%	October 2015	23,342	23,451
Fixed-rate mortgage note	6.24%	July 2016	6,657	6,710
Fixed-rate mortgage note	5.77%	March 2017	4,493	4,493
Fixed-rate mortgage note	5.61%	June 2017	6,353	6,364
Fixed-rate mortgage note	5.56%	July 2017	9,767	9,803
Fixed-rate mortgage note	4.31%	September 2017	28,707	28,843
Fixed-rate mortgage notes (5)	4.45%	June 2018	31,995	31,995
Fixed-rate mortgage notes	3.90%	January 2019	61,000	61,000
Fixed-rate mortgage notes (6)	4.95%	October 2020	25,608	25,717
Fixed-rate mortgage note (7)	4.90%	November 2020	7,469	7,501
Fixed-rate mortgage notes (7)	4.81%	November 2020	40,629	40,800
Fixed-rate mortgage notes	5.68%	January 2021	52,630	52,819
Fixed-rate mortgage note	4.95%	February 2021	9,344	9,365
Fixed-rate mortgage notes	4.70%	July 2021	110,000	110,000
Fixed-rate mortgage notes	3.30%	February 2022	105,000	105,000
Fixed-rate mortgage notes	4.25%	July 2022	82,350	82,350
Fixed-rate mortgage notes (8)	3.50%	January 2023	106,000	106,000
Fixed-rate mortgage notes	4.15%	July 2023	104,000	104,000
Fixed-rate mortgage notes	3.95%	November 2023	84,000	84,000

Total / Weighted-Average	3.84%		$1,144,302	$1,195,218

Gross book value of properties encumbered by debt			$1,696,109	$1,646,243

(1)	As of March 31, 2013, the interest rate was based on London Interbank Offered Rate (“LIBOR”), plus 2.00%.
(2)	As of March 31, 2013, the interest rate was based on LIBOR, plus 1.95%.
(3)	As of March 31, 2013, the interest rate was based on LIBOR, plus 2.00%.
(4)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.70% and 2.71% as of March 31, 2013 and December 31, 2012, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(5)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(6)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(7)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.
(8)	These mortgage notes have a contractual maturity of January 1, 2045; however, the expected maturity date, based on the respective lender’s ability to call the loan, is January 1, 2023.

As of March 31, 2013, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2013	$2,231
2014	4,582
2015 (1)	75,677
2016	17,655
2017	59,572
Thereafter	982,806

Total principal payments	1,142,523
Unamortized premium on assumed debt	1,779

Total debt	$1,144,302

(1)	Includes $25.0 million due under the unsecured line of credit that matures in August 2015 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Lines of Credit

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2013, the Company had $25.0 million outstanding under the line of credit; the unused portion was approximately $375.0 million, of which approximately $163.6 million was available.

In June 2011, the Company entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million, and a maturity date of June 2013. The primary interest rate is variable and calculated based on LIBOR, plus 3.50%. This line of credit is available to finance the acquisition and operation of properties, for refinancing the Company’s other debt obligations, and for working capital purposes. The Company has pledged and granted a security interest in, and liens upon, the gross proceeds of its primary public offering of shares of its common stock as collateral for any borrowings. As of March 31, 2013, there were no borrowings under this line of credit.

Unsecured Term Loan

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments, which include, but are not limited to, industrial properties. As of March 31, 2013, there was $200.0 million outstanding.

In March 2013, the Company entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps have an effective date of January 14, 2014 and will fix LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on the Company’s consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Derivative Instruments” below for additional detail.

Debt Covenants

The Company’s mortgage note financings, lines of credit, and term loan contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. The Company was in compliance with all debt covenants as of March 31, 2013.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2013, the Company had four outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk, including three interest rate swap contracts entered into during the three months ended March 31, 2013 that directly related to the unsecured term loan, as described above.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flows hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2013 and 2012, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
	Notional		March 31,	December 31,
(in thousands)	Amount	Balance Sheet Location	2013	2012
Interest rate swaps	$207,560	Other liabilities	$1,379	$256

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated statements of operations:

	For the Three Months
	Ended March 31,
(in thousands)	2013	2012
Interest rate swaps:
(Loss) gain recognized in AOCI (effective portion)	$(1,096)	$20
Loss reclassified from AOCI into income (effective portion)	(27)	(27)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2013
Liabilities
Derivative instruments	$—	$1,379	$—	$1,379

Total liabilities measured at fair value	$—	$1,379	$—	$1,379

December 31, 2012
Liabilities
Derivative instruments	$—	$256	$—	$256

Total liabilities measured at fair value	$—	$256	$—	$256

As of March 31, 2013 and December 31, 2012, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 4” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,616	$5,912	$5,923
Liabilities
Lines of credit	25,000	25,000	75,000	75,000
Unsecured term loan	200,000	200,000	200,000	200,000
Mortage notes	919,302	952,765	920,218	957,419
Derivative instruments	1,379	1,379	256	256

In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of March 31, 2013, the Company had a note receivable of $2.3 million with a maturity date of June 1, 2013 and a note receivable of $1.3 million with a maturity date of August 1, 2013. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and seller guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

Lines of Credit. The fair value of the lines of credit is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Unsecured Term Loan. The fair value of the term loan is estimated using discounted cash flow analysis based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

6. STOCKHOLDERS’ EQUITY

Public Offerings

On May 22, 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Initial Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to the registration statement for the Initial Offering, the Company offered for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. Dividend Capital Securities LLC (the “Dealer Manager”) provided dealer manager services in connection with the Initial Offering. The Initial Offering closed on April 16, 2012.

On April 17, 2012, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-175340) for the Company’s follow-on public offering of up to $2.4 billion in shares of common stock (the “Follow-On Offering”), and the Follow-On Offering commenced the same day. Pursuant to the registration statement for the Follow-On Offering, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.40 per share, and up to $600.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.88 per share. The Dealer Manager provides dealer manager services in connection with the Follow-On Offering. The Follow-On Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Follow-On Offering, but will use its best efforts to sell the shares of common stock. The Follow-On Offering is also a continuous offering that is initially expected to end no later than two years after the effective date of the Follow-On Offering, or April 17, 2014, but may be terminated prior to that date or extended for up to an additional one and a half year period by the Company’s board of directors.

As of March 31, 2013, the Company had raised gross proceeds of approximately $1.5 billion from the sale of 152.2 million shares of its common stock in its public offerings, including approximately $40.9 million from the sale of 4.2 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 183.1 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 58.3 million shares available for sale through the Company’s distribution reinvestment plan.

Distributions

The Company intends to accrue and make distributions on a regular basis. The Company calculates individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of the Company’s common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period. Stockholders may elect to have cash distributions reinvested in share of the Company’s common stock through its distribution reinvestment plan.

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2013
March 31	April 15, 2013	$0.15625	$11,782	$10,323	$22,105

Total			$11,782	$10,323	$22,105

2012
December 31	January 15, 2013	$0.15625	$10,554	$9,014	$19,568
September 30	October 15, 2012	0.15625	9,408	8,089	17,497
June 30	July 16, 2012	0.15625	8,435	7,287	15,722
March 31	April 16, 2012	0.15625	6,137	4,902	11,039

Total			$34,534	$29,292	$63,826

Redemptions

In 2012, the Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a primary offering price of $10.40 per share for the Follow-On Offering that impacted the price at which shares are redeemed pursuant to the Company’s share redemption program. The amendments modified the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the first quarter of 2012 were redeemed pursuant to the terms of the prior share redemption program and any shares redeemed thereafter have been and will be redeemed pursuant to the terms of the amended share redemption program.

Per the terms of the amended share redemption program, subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently limits the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also limits redemptions in accordance with a quarterly cap. With respect to shares of the Company’s common stock purchased pursuant to the Initial Offering, including shares purchased through the Company’s distribution reinvestment plan, the original purchase price was increased by 4.0%, which is the amount by which the offering price increased between the Initial Offering and the Follow-On Offering (the “Initial Offering Adjustment”), subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder. The discount from the purchase price paid (as increased, if applicable, by the Initial Offering Adjustment) for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Three Months
	Ended March 31,
(in thousands, except per share amount)	2013	2012
Number of eligible shares redeemed	233	154
Aggregate amount of shares redeemed	$2,290	$1,476
Average redemption price per share	$9.83	$9.61

7. RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a fourth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2013, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

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

Acquisition Fees. For each real property acquired in the operational stage, the acquisition fee is an amount equal to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement and stabilization, including tenant improvements of real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which it refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes). Asset management fees are also paid in connection with a disposition, which may involve a sale, merger, or other transaction, in an amount equal to 2.0% of the total consideration paid in connection with the disposition.

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

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its officers to provide such services and in certain instances those individuals may include the Company’s principal executive officer and principal financial officer.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

(in thousands)	Incurred		Receivable
	For the Three Months Ended March 31,		(Payable) as of
			March 31,	December 31,
	2013	2012	2013 (1)	2012 (1)
Expensed:
Acquisition fees (2)	$958	$1,753	$(117)	$—
Asset management fees	4,532	2,105	—	—
Other expense reimbursements	396	366	11	—

Total	$5,886	$4,224	$(106)	$—

Additional Paid-In Capital:
Sales commissions	$12,690	$15,024	$(656)	$(609)
Dealer manager fees	4,690	6,103	(499)	(445)
Organization and offering expenses	3,432	4,300	(235)	(453)

Total	$20,812	$25,427	$(1,390)	$(1,507)

(1)	In addition, the amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offerings are received were $1.5 million and $2.4 million as of March 31, 2013 and December 31, 2012, respectively. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.
(2)	In addition, for the three months ended March 31, 2013, the Company paid to the Advisor approximately $0.3 million of development acquisition fees, which is included in the total development project cost and is capitalized in construction in progress on the Company’s condensed consolidated balance sheet.

Joint Venture Fees. The IIT North American Industrial Fund I Limited Partnership (the “Fund I Partnership”), as described in “Note 3,” has paid and will continue to pay fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the three months ended March 31, 2013 and 2012, the Fund I Partnership paid to the Advisor approximately $0.6 million and $0.7 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company has paid and will continue to pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

8. COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT EVENTS

Status of Offering

As of May 1, 2013, the Company had raised gross proceeds of $1.6 billion from the sale of 161.7 million shares of its common stock in its public offerings, including $51.2 million from the sale of 5.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 173.5 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 57.2 million shares available for sale through the Company’s distribution reinvestment plan.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, rent and occupancy growth, general conditions in the geographic area where we operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise substantially more offering proceeds and effectively deploy the proceeds raised in our Follow-On Offering in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. As of March 31, 2013, we had raised gross proceeds of approximately $1.5 billion from the sale of 152.2 million shares of our common stock in our public offerings, including approximately $40.9 million from the sale of 4.2 million shares of our common stock through our distribution reinvestment plan.

As of March 31, 2013, we owned, either directly or through unconsolidated joint ventures, a portfolio that included 226 industrial buildings totaling approximately 44.4 million square feet with 429 customers in 21 major industrial markets throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.6 years. This data included our unconsolidated properties, consisting of 29 industrial buildings totaling approximately 6.2 million square feet. Of the 226 industrial buildings we owned and managed as of March 31, 2013:

•

217 industrial buildings totaling approximately 42.0 million square feet comprised our operating portfolio, which includes stabilized properties and was 95% occupied (95% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

9 industrial buildings totaling approximately 2.4 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

We have used, and we intend to continue to use, the net proceeds from our public offerings primarily to make investments in real estate assets. We may use the net proceeds from our Follow-On Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offerings, and other circumstances existing at the time we make our investments.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of March 31, 2013 and December 31, 2012, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 47.9% and 52.1%, respectively.

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

The domestic and international capital markets experienced significant disruptions in 2008 and 2009 that severely impacted the availability and cost of credit. Recently, the volume of mortgage lending for commercial real estate and unsecured credit for REITs have increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels. Although capital market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including securitizable debt, fixed interest rate loans, lines of credit or term loans, and assuming existing mortgage loans in connection with property acquisitions, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

Summary of 2013 Activities

During the three months ended March 31, 2013, we completed the following activities:

•	We raised approximately $196.3 million of gross equity capital from the Follow-On Offering.

•

We acquired seven buildings comprising approximately 1.3 million square feet for an aggregate total purchase price of approximately $91.6 million. We funded these acquisitions with proceeds from our public offering and other financings.

•	As of March 31, 2013, our total operating portfolio was 95% occupied and 95% leased, respectively, as compared to 95% occupied and 96% leased, respectively, as of December 31, 2012.

•	We leased approximately 1.4 million square feet, which included 0.6 million square feet of new leases and expansions and 0.8 million square feet of renewals.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the three months ended March 31, 2013 and 2012 are not directly comparable, nor are our results of operations for the three months ended March 31, 2013 and 2012 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

The following table summarizes our results and operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current year and prior year reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the period presented below included 91 buildings.

	For the Three Months Ended March 31,
(square feet and $ in thousands, except per share data)	2013	2012	Change
Rental revenues:
Same store operating properties	$21,578	$20,576	$1,002
Other properties	29,676	1,696	27,980

Total revenues	51,254	22,272	28,982

Rental expenses:
Same store operating properties	5,344	4,774	570
Other properties	7,739	872	6,867

Total rental expenses	13,083	5,646	7,437

Net operating income:
Same store operating properties	16,234	15,802	432
Other properties	21,937	824	21,113

Total net operating income	38,171	16,626	21,545

Other:
Real estate-related depreciation and amortization	27,282	10,545	16,737
General and administrative expenses	1,661	1,323	338
Asset management fees, related party	4,532	2,105	2,427
Acquisition-related expenses, related party	958	1,753	(795)
Acquisition-related expenses	1,771	1,386	385
Equity in loss of unconsolidated joint ventures	1,286	952	334
Interest expense and other	11,598	5,424	6,174

Total other	49,088	23,488	25,600

Net loss	(10,917)	(6,862)	(4,055)
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(10,917)	$(6,862)	$(4,055)

Weighted-average shares outstanding	141,484	70,648	70,836

Net loss per common share—basic and diluted	$(0.08)	$(0.10)	$0.02

	As of March 31,
	2013	2012	Change
Portfolio data:
Consolidated buildings	197	111	86
Unconsolidated buildings	29	25	4

Total buildings	226	136	90

Rentable square feet of consolidated buildings	38,205	19,640	18,565
Rentable square feet of unconsolidated buildings	6,182	5,074	1,108

Total rentable square feet	44,387	24,714	19,673

Total number of customers	429	258	171
Percent occupied of operating portfolio	95%	95%	—%
Percent occupied of total portfolio	91%	90%	1%
Percent leased of operating portfolio	95%	96%	(1%)
Percent leased of total portfolio	91%	91%	—%

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Rental revenues increased significantly for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in non-same store rental revenues from an additional 103 industrial buildings owned during the period from January 1, 2012 to March 31, 2013, as compared to the prior year period. Same store rental revenues increased 4.9% for the three months ended March 31, 2013, as compared to the same period in 2012, in part due to receipt of an early termination fee, as well as base rent increases.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings owned compared to the same period during 2012. Same store rental expenses increased by 11.9% for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in expenses incurred for real estate taxes and repair and maintenance.

Other Expenses. Other expenses increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from the continued growth of our portfolio since March 31, 2012, as well as an increase in capital expenditures;

•	an increase in asset management fees as a result of the growth of our portfolio since March 31, 2012;

•

an increase in interest expense primarily due to an increase in net borrowings of $635.1 million since March 31, 2012, which was partially offset by a lower average interest rate of 3.8% as of March 31, 2013, as compared to 4.4% as of March 31, 2012;

•

an increase in equity in loss of the unconsolidated joint ventures for the three months ended March 31, 2013 due primarily to an increase in real estate-related depreciation and amortization expense and interest expense resulting from the growth in the unconsolidated portfolio, as well as an increase in net borrowings;

•	an increase in general and administrative expenses due to the continued expansion of our operations with the growth of our portfolio since March 31, 2012; and

•	a decrease in acquisition-related expenses for the three months ended March 31, 2013 primarily due to fewer acquisitions as compared to the same prior year period activity.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. NOI was $38.2 million and $16.6 million, respectively, for the three months ended March 31, 2013 and March 31, 2012. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint ventures, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Management’s Discussion and Analysis—Results of Operations” for a reconciliation of our net loss to NOI for the three months ended March 31, 2013 and 2012.

Funds from Operations (“FFO”) and Company-Defined FFO

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

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization. Similar to Company-defined FFO, MFFO excludes acquisition-related costs and loss from the early extinguishment of debt. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

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

As set forth in the table below, Company-Defined FFO per share increased approximately 21.1% for the three months ended March 31, 2013, as compared to the same period in 2012.

The following unaudited table presents a reconciliation of FFO, Company-Defined FFO and MFFO to net loss:

			For the Period From Inception (May 19, 2009) to March 31, 2013
	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Net loss	$(10,917)	$(6,862)	$(80,929)

Net loss per common share	$(0.08)	$(0.10)	$(1.47)

Reconciliation of net loss to FFO:
Net loss	$(10,917)	$(6,862)	$(80,929)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,282	10,545	111,819
Real estate-related depreciation and amortization of unconsolidated joint venture	1,860	1,553	10,338

FFO	$18,225	$5,236	$41,228

FFO per common share	$0.13	$0.07	$0.75

Reconciliation of FFO to Company-defined FFO:
FFO	$18,225	$5,236	$41,228
Add (deduct) Company-defined adjustments:
Acquisition costs	2,729	3,139	49,046
Acquisition costs of unconsolidated joint venture	58	307	2,328
Loss on early extinguishment of debt	—	—	837

Company-defined FFO	$21,012	$8,682	$93,439

Company-defined FFO per common share	$0.15	$0.12	$1.69

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$21,012	$8,682	$93,439
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above / below market leases	(1,227)	(846)	(7,960)
Straight-line rent and amortization of above / below market leases of unconsolidated joint venture	(238)	(107)	(749)

MFFO	$19,547	$7,729	$84,730

MFFO per common share	$0.14	$0.11	$1.53

Weighted-average shares outstanding	141,484	70,648	55,230

We believe that: (i) our FFO of $18.2 million, or $0.13 per share, as compared to the distribution declared of $22.1 million, or $0.15625 per share, each for the three months ended March 31, 2013; and (ii) our FFO of $41.2 million, or $0.75 per share, as compared to the distributions declared of $112.2 million, or $2.03 per share, each for the period from Inception (May 19, 2009) to March 31, 2013, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our Follow-On Offering, debt financings, and cash flows generated by our real estate operations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings. Our cash needs for acquisitions and other investments will be funded primarily from the continued sale of common stock, including shares offered for sale through our distribution reinvestment plan; debt financings; and our joint venture partnerships. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of the board of directors and, under certain circumstances, the investment committee or other committees established by the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our Follow-On Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our cash on hand, cash flows from operations, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Total cash provided by (used in):
Operating activities	$17,334	$1,854
Investing activities	(107,775)	(183,263)
Financing activities	98,866	205,457

Net increase in cash	$8,425	$24,048

Cash provided by operating activities during the three months ended March 31, 2013 increased by $15.5 million as compared to the same period in 2012, primarily driven by the growth in our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, as well as an increase in working capital.

Cash used in investing activities during the three months ended March 31, 2013 decreased by $75.5 million as compared to the same period in 2012, primarily due to fewer acquisitions closed during the three months ended March 31, 2013.

Cash provided by financing activities during the three months ended March 31, 2013 decreased by $106.6 million as compared to the same period in 2012, as a result of us raising less capital from the Follow-On Offering during the three months ended March 31, 2013 than we raised from the Initial Offering during the same period in 2012, combined with a lower overall level of new borrowings as compared to the same prior year period.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. In August 2012, we entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. We have the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2013, we had $25.0 million outstanding under this line of credit; the unused portion was approximately $375.0 million, of which approximately $163.6 million was available.

In June 2011, we entered into a secured revolving credit agreement with an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million, and a maturity date of June 2013. The primary interest rate is variable and calculated based on LIBOR, plus 3.50%. This line of credit is available to finance the acquisition and operation of properties, for refinancing our other debt obligations, and for working capital purposes. We have pledged and granted a security interest in, and liens upon, the gross proceeds of our primary public offering of shares of our common stock as collateral for the borrowings. As of March 31, 2013, there were no borrowings under this line of credit.

Unsecured Term Loan. In December 2012, we entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes including, but not limited to, refinancing of existing indebtedness, new construction, renovations, expansions, tenant improvements and financing the acquisition of permitted investments, including, but not limited to, investments in industrial properties. As of March 31, 2013, there was $200.0 million outstanding with an interest rate of 2.15%.

In March 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps have an effective date of January 14, 2014 and will fix LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Note 4 of Notes to Condensed Consolidated Financial Statements” below for additional details relating to our interest rate swaps.

Mortgage Note Financings. As of March 31, 2013, we had property-level borrowings of $919.3 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 4 of Notes to Condensed Consolidated Financial Statements” for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes, lines of credit, and term loan contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of March 31, 2013.

Offering Proceeds. As of March 31, 2013, the aggregate gross proceeds raised from our public offerings was approximately $1.5 billion ($1.4 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the quarter ended March 31, 2013, 53% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the second quarter of 2013.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2013
March 31	$11,782	53%	$—	—%	$10,323	47%	$22,105

Total	$11,782	53%	$—	—%	$10,323	47%	$22,105

2012
December 31	$10,554	54%	$—	—%	$9,014	46%	$19,568
September 30	9,124	52	284	2	8,089	46	17,497
June 30	5,147	33	3,288	21	7,287	46	15,722
March 31	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012 were $17.3 million, $11.2 million, $9.1 million, $5.1 million and $1.9 million, respectively.
(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 46% of total distributions since inception.

Refer to “Note 6 of Notes to Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2013 and 2012, we received eligible redemption requests related to approximately 0.2 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.3 million, or an average price of $9.83 per share, and $1.5 million, or an average price of $9.61 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of May 1, 2013, we had raised gross proceeds of $1.6 billion from the sale of 161.7 million shares of our common stock in our public offerings, including $51.2 million from the sale of 5.3 million shares of our common stock through our distribution reinvestment plan. As of that date, 173.5 million shares remained available for sale pursuant to our Follow-On Offering, including 57.2 million shares available for sale through our distribution reinvestment plan.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2012, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 6, 2013 (“2012 Form 10-K”). Except as otherwise disclosed in “Note 4 of Notes to Condensed Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. As of March 31, 2013, our critical accounting estimates have not changed from those described in our 2012 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of March 31, 2013, our debt instruments were comprised of mortgage note financings and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of March 31, 2013, our consolidated fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 79.5% of our total consolidated debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2013, the fair value and carrying value of our consolidated fixed rate debt was approximately $943.8 million and $910.2 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2013. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2013, our consolidated variable interest rate debt represented 20.5% of our total consolidated debt and consisted of borrowings under our lines of credit, our term loan, and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $234.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2013, would change our annual interest expense by approximately $60,000.

Derivative Instruments. As of March 31, 2013, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $207.6 million. See “Note 4 of Notes to Condensed Consolidated Financial Statements” for more information concerning our derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2012 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

Per the terms of our amended and restated share redemption program (the “Amended SRP”), subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently limits the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also limits redemptions in accordance with a quarterly cap.

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

For the three months ended March 31, 2013 and 2012, we received eligible redemption requests related to approximately 0.2 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.3 million, or an average price of $9.83 per share, and $1.5 million, or an average price of $9.61 per share, respectively.

The table below summarizes the redemption activity for the three months ended March 31, 2013:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2013	—	$—	—	—
February 28, 2013	—	—	—	—
March 31, 2013	232,929	9.83	—	—

Total	232,929	$9.83	—	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 7, 2013	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

May 7, 2013	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Fourth Amended and Restated Advisory Agreement, dated as of February 21, 2013, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013.

10.2	Amended and Restated Equity Incentive Plan of Industrial Income Trust Inc., dated as of January 18, 2013. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-186268) filed with the SEC on January 29, 2013.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.