Form 10-Q
period 2013-06-30
Industrial Income Trust Inc.
filed 2013-08-07
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 205,638,238 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Net investment in real estate properties	$2,633,536	$2,122,941
Investment in unconsolidated joint ventures	105,959	96,490
Cash and cash equivalents	22,494	24,550
Restricted cash	2,170	1,926
Straight-line and tenant receivables, net	20,962	14,462
Notes receivable	3,612	5,912
Other assets	32,636	28,667

Total assets	$2,821,369	$2,294,948

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$20,325	$13,514
Debt	1,288,390	1,195,218
Due to affiliates	2,612	3,945
Distributions payable	25,973	19,568
Other liabilities	52,545	36,622

Total liabilities	1,389,845	1,268,867
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value—1,000,000 shares authorized, 183,540 and 132,424 shares issued and outstanding, respectively	1,835	1,324
Additional paid-in capital	1,660,520	1,184,906
Accumulated deficit	(233,101)	(159,894)
Accumulated other comprehensive income (loss)	2,269	(256)

Total stockholders’ equity	1,431,523	1,026,080
Noncontrolling interests	1	1

Total equity	1,431,524	1,026,081

Total liabilities and equity	$2,821,369	$2,294,948

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Rental revenues	$55,302	$28,425	$106,556	$50,697

Total revenues	55,302	28,425	106,556	50,697

Operating expenses:
Rental expenses	13,715	6,457	26,798	12,103
Real estate-related depreciation and amortization	26,602	13,556	53,884	24,101
General and administrative expenses	1,792	1,516	3,453	2,839
Asset management fees, related party	5,222	2,658	9,754	4,763
Acquisition-related expenses, related party	4,376	3,059	5,334	4,812
Acquisition-related expenses	6,197	2,330	7,968	3,716

Total operating expenses	57,904	29,576	107,191	52,334

Operating loss	(2,602)	(1,151)	(635)	(1,637)
Other expenses:
Equity in loss of unconsolidated joint ventures	170	468	1,456	1,420
Interest expense and other	11,440	6,314	23,038	11,738

Total other expenses	11,610	6,782	24,494	13,158
Net loss	(14,212)	(7,933)	(25,129)	(14,795)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(14,212)	$(7,933)	$(25,129)	$(14,795)

Weighted-average shares outstanding	166,255	100,788	153,938	85,632

Net loss per common share—basic and diluted	$(0.09)	$(0.08)	$(0.16)	$(0.17)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Net loss attributable to common stockholders	$(14,212)	$(7,933)	$(25,129)	$(14,795)
Unrealized gain (loss) on derivative instruments	3,648	(34)	2,525	(41)

Comprehensive loss attributable to common stockholders	$(10,564)	$(7,967)	$(22,604)	$(14,836)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081
Net loss	—	—	—	(25,129)	—	—	(25,129)
Unrealized gain on derivative instruments	—	—	—	—	2,525	—	2,525
Issuance of common stock	51,545	515	532,840	—	—	—	533,355
Shared-based compensation	—	—	122	—	—	—	122
Offering costs	—	—	(53,148)	—	—	—	(53,148)
Redemptions of common stock	(429)	(4)	(4,200)	—	—	—	(4,204)
Distributions to stockholders	—	—	—	(48,078)	—	—	(48,078)

Balance as of June 30, 2013	183,540	$1,835	$1,660,520	$(233,101)	$2,269	$1	$1,431,524

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Operating activities:
Net loss	$(25,129)	$(14,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	53,884	24,101
Equity in loss of unconsolidated joint ventures	1,456	1,420
Straight-line rent and amortization of above- and below-market leases	(4,055)	(1,834)
Bad debt expense	354	464
Other	832	695
Changes in operating assets and liabilities
Restricted cash	(112)	463
Tenant receivables and other assets	5,090	(2,985)
Accounts payable and other liabilities	10,637	(576)
Due to affiliates, exclusive of offering costs for issuance of common stock	1,421	48

Net cash provided by operating activities	44,378	7,001

Investing activities:
Real estate acquisitions	(523,979)	(454,263)
Acquisition deposits	(3,975)	(9,300)
Capital expenditures	(27,169)	(4,253)
Investment in unconsolidated joint ventures	(8,413)	(29,586)
Distribution from unconsolidated joint ventures	—	8,817
Other	(132)	195

Net cash used in investing activities	(563,668)	(488,390)

Financing activities:
Proceeds from issuance of mortgage notes	—	91,425
Repayments of mortgage notes	(1,485)	(1,443)
Proceeds from lines of credit	235,000	318,400
Repayments of lines of credit	(140,000)	(310,150)
Financing costs paid	(234)	(684)
Proceeds from issuance of common stock	498,361	445,603
Offering costs for issuance of common stock	(45,154)	(45,579)
Distributions paid to common stockholders	(22,336)	(10,912)
Redemptions of common stock	(6,918)	(2,308)

Net cash provided by financing activities	517,234	484,352

Net increase in cash and cash equivalents	(2,056)	2,963
Cash and cash equivalents, at beginning of period	24,550	12,934

Cash and cash equivalents, at end of period	$22,494	$15,897

Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$10,572	$5,939
Mortgage notes assumed on real estate acquisitions	—	10,107
Decrease in accrued offering costs	(3,834)	(1,751)
Distributions reinvested in common stock	19,337	8,554
Noncash repayment of note receivable	2,300	—

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

2. ACQUISITIONS

The Company acquired 100% of the following properties during the six months ended June 30, 2013:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Marina West Distribution Center II	4/2/2013	3	$10,874	$24,308	$3,491	$738	$(11)	$39,400
Broadway 101 Commerce Center	5/15/2013	11	17,190	49,881	7,771	2,580	(420)	77,002
Buckeye Distribution Center	6/7/2013	2	7,096	35,775	3,203	156	(1,953)	44,277
Carlisle Distribution Center	6/26/2013	2	8,307	28,418	3,975	—	—	40,700
Nashville Portfolio	6/28/2013	3	4,689	37,403	5,725	1,691	(458)	49,050
Other acquisitions	Various	32	84,261	173,319	28,439	1,497	(6,931)	280,585

Total acquisitions		53	$132,417	$349,104	$52,604	$6,662	$(9,773)	$531,014

(1)	Total purchase price equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information and therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, was as follows:

Property	Intangibles, net
(years)
Marina West Distribution Center II	3.3
Broadway 101 Commerce Center	3.7
Buckeye Distribution Center	3.6
Carlisle Distribution Center	5.5
Nashville Portfolio	6.1
Other acquisitions	6.6

Pro Forma Financial Information (Unaudited). The table below includes the following: (i) actual revenues and net income of the Marina West Distribution Center II, Broadway 101 Commerce Center, Buckeye Distribution Center, Carlisle Distribution Center, and Nashville Portfolio acquisitions (collectively, referred to as the “2013 acquisitions”) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013; (ii) actual revenues and net income of the Hollins End Industrial Park, Cactus Distribution Centers, and Houston Industrial Portfolio acquisitions included in the Company’s consolidated statements of operations for the three months ended June 30, 2012; (iii) actual revenues and net income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, and Houston Industrial Portfolio acquisitions included in the Company’s consolidated statements of operations for the six months ended June 30, 2012; (iv) pro forma revenues and net income of the 2013 acquisitions, as if the date of each acquisition had been January 1, 2012; and (v) pro forma revenues and net income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Houston Industrial Portfolio, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, Salt Lake City Distribution Center, Burleson Business Park, Raceway Crossing Industrial Center, Pureland Industrial Portfolio, National Distribution Portfolio, Houston Distribution Portfolio, Freeport Portfolio, Sorenson Distribution Center, and Westport Distribution Center acquisitions, if the date of each acquisition had been January 1, 2011. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Actual:
Total revenues	$1,846	$2,067	$1,846	$5,897

Net (loss) income	$(3,621)	$1,015	$(3,621)	$1,063

Pro forma:
Total revenues (1)	$57,932	$48,436	$113,495	$95,707

Net loss (2)	$(3,819)	$(2,198)	$(9,859)	$(17,952)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $2.6 million and $20.0 million for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and $45.0 million for the six months ended June 30, 2013 and 2012, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.
(2)	The pro forma net income (loss) was adjusted to exclude acquisition-related expenses of $10.6 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively, and $13.3 million and $8.5 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2012, the pro forma net loss was adjusted to include acquisition-related expenses of $13.3 million relating to the 2013 acquisitions, as if these expenses had been incurred as of January 1, 2012.

3. INVESTMENT IN REAL ESTATE PROPERTIES

As of June 30, 2013 and December 31, 2012, the Company’s portfolio of consolidated properties consisted of 243 and 190 industrial buildings, respectively, totaling approximately 44.6 million and 36.9 million square feet, respectively.

	June 30,	December 31,
(in thousands)	2013	2012
Land	$604,623	$472,206
Building and improvements	1,832,164	1,477,170
Intangible lease assets	319,989	262,975
Construction in progress	19,237	1,892

Investment in real estate properties	2,776,013	2,214,243
Less accumulated depreciation and amortization	(142,477)	(91,302)

Net investment in real estate properties	$2,633,536	$2,122,941

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$284,198	$(73,506)	$210,692	$233,407	$(48,425)	$184,982
Above-market lease assets	35,791	(10,086)	25,705	29,568	(7,079)	22,489
Below-market lease liabilities	(24,220)	3,106	(21,114)	(14,521)	1,580	(12,941)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2013, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2013	$29,098	$3,688	$(2,084)
2014	50,251	6,133	(3,946)
2015	38,219	4,751	(3,430)
2016	27,339	3,477	(2,581)
2017	20,196	2,872	(1,917)
Thereafter	45,589	4,784	(7,156)

Total	$210,692	$25,705	$(21,114)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,648	$1,865	$5,930	$3,559
Above-market lease amortization	(1,697)	(1,086)	(3,446)	(2,116)
Below-market lease amortization	877	209	1,571	391
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$12,510	$5,759	$23,613	$9,866
Intangible lease asset amortization	14,092	7,797	30,271	14,235

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

			Investment in Unconsolidated
			Joint Ventures as of
(in thousands, except buildings)	Percent Ownership	Number of Buildings	June 30, 2013	December 31, 2012
Institutional Joint Ventures:
IIT North American Industrial Fund I Limited Partnership	51%	30	$98,130	$94,636
Other Joint Ventures (1):
Park 355 DC II	75%	—	3,799	—
Valley Parkway	50%	—	4,030	1,854

Total		30	$105,959	$96,490

(1)	Each joint venture is developing one building. The buildings are currently under construction.

5. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its unsecured line of credit and unsecured term loan, and under its mortgage note financings. The mortgage note financings are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, and are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Stated Interest		Balance as of
(in thousands)	Rate at June 30, 2013	Initial Maturity Date	June 30, 2013	December 31, 2012
Secured line of credit (1)	N/A	June 2013	$—	$—
Unsecured line of credit (2)	1.94%	August 2015	170,000	75,000
Unsecured term loan (3)	1.89%	January 2018	200,000	200,000
Variable-rate mortgage note (4)	2.19%	May 2015	9,080	9,080
Fixed-rate mortgage note	5.51%	June 2015	3,269	3,367
Fixed-rate mortgage note (5)	4.16%	September 2015	7,560	7,560
Fixed-rate mortgage notes	5.20%	October 2015	23,234	23,451
Fixed-rate mortgage note	6.24%	July 2016	6,606	6,710
Fixed-rate mortgage note	5.77%	March 2017	4,492	4,493
Fixed-rate mortgage note	5.61%	June 2017	6,341	6,364
Fixed-rate mortgage note	5.56%	July 2017	9,731	9,803
Fixed-rate mortgage note	4.31%	September 2017	28,570	28,843
Fixed-rate mortgage notes (6)	4.45%	June 2018	31,990	31,995
Fixed-rate mortgage notes	3.90%	January 2019	61,000	61,000
Fixed-rate mortgage notes (7)	4.95%	October 2020	25,499	25,717
Fixed-rate mortgage note (8)	4.90%	November 2020	7,437	7,501
Fixed-rate mortgage notes (8)	4.81%	November 2020	40,455	40,800
Fixed-rate mortgage notes	5.68%	January 2021	52,454	52,819
Fixed-rate mortgage note	4.95%	February 2021	9,322	9,365
Fixed-rate mortgage notes	4.70%	July 2021	110,000	110,000
Fixed-rate mortgage notes	3.30%	February 2022	105,000	105,000
Fixed-rate mortgage notes	4.25%	July 2022	82,350	82,350
Fixed-rate mortgage notes (9)	3.50%	January 2023	106,000	106,000
Fixed-rate mortgage notes	4.15%	July 2023	104,000	104,000
Fixed-rate mortgage notes	3.95%	November 2023	84,000	84,000

Total / Weighted-Average	3.58%		$1,288,390	$1,195,218

Gross book value of properties encumbered by debt			$1,656,145	$1,646,243

(1)	This line of credit was terminated on May 22, 2013. Refer to “Lines of Credit” below for further detail.
(2)	As of June 30, 2013, the interest rate was based on the one-month London Interbank Offered Rate (“LIBOR”), plus 1.75%.
(3)	As of June 30, 2013, the interest rate was based on one-month LIBOR, plus 1.70%.
(4)	As of June 30, 2013, the interest rate was based on one-month LIBOR, plus 2.00%.
(5)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.69% and 2.71% as of June 30, 2013 and December 31, 2012, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(6)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(7)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(8)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.
(9)	These mortgage notes have a contractual maturity of January 1, 2045; however, the expected maturity date, based on the respective lender’s ability to call the loan, is January 1, 2023.

As of June 30, 2013, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2013	$1,491
2014	4,582
2015 (1)	220,677
2016	17,655
2017	59,572
Thereafter	982,805

Total principal payments	1,286,782
Unamortized premium on assumed debt	1,608

Total debt	$1,288,390

(1)	Includes $170.0 million due under the unsecured line of credit that matures in August 2015 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Lines of Credit

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of June 30, 2013, the Company had $170.0 million outstanding under the line of credit; the unused portion was approximately $230.0 million, of which approximately $229.9 million was available.

The secured revolving credit agreement entered into by the Company in June 2011 was terminated on May 22, 2013. This secured revolving credit agreement had an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million, and was scheduled to mature in June 2013. There were no borrowings under this line of credit during 2013.

Unsecured Term Loan

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of June 30, 2013, there was $200.0 million outstanding.

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

Debt Covenants

The Company’s mortgage note financings, unsecured line of credit, and unsecured term loan contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. The Company was in compliance with all debt covenants as of June 30, 2013.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2013, the Company had four outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk, including three interest rate swap contracts entered into in March 2013 that directly related to the unsecured term loan, as described above.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flows hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2013 and 2012, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	$207,560	Other assets / (Other liabilities)	$2,269	$(256)

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$3,676	$(7)	$2,580	$13
Loss reclassified from AOCI into income (effective portion)	(28)	(27)	(55)	(54)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2013
Assets
Derivative instruments	$—	$2,269	$—	$2,269

Total assets measured at fair value	$—	$2,269	$—	$2,269

December 31, 2012
Liabilities
Derivative instruments	$—	$256	$—	$256

Total liabilities measured at fair value	$—	$256	$—	$256

As of June 30, 2013 and December 31, 2012, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,623	$5,912	$5,923
Derivative instruments	2,269	2,269	—	—
Liabilities
Unsecured line of credit	170,000	170,000	75,000	75,000
Unsecured term loan	200,000	200,000	200,000	200,000
Mortgage notes	918,390	926,815	920,218	957,419
Derivative instruments	—	—	256	256

In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of June 30, 2013, the Company had a note receivable of $1.3 million with a maturity date of August 1, 2013 and a note receivable of $2.3 million with a maturity date of January 1, 2015. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and seller guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

Unsecured Line of Credit. The fair value of the unsecured line of credit is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Unsecured Term Loan. The fair value of the term loan is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Mortgage Notes. The fair value of the mortgage notes is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

On April 17, 2012, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-175340) for the Company’s follow-on public offering of up to $2.4 billion in shares of common stock (the “Follow-On Offering”), and the Follow-On Offering commenced the same day. Pursuant to the registration statement for the Follow-On Offering, the Company offered for sale up to $1.8 billion in shares of common stock at a price of $10.40 per share, and up to $600.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.88 per share. The Dealer Manager provided dealer manager services in connection with the Follow-On Offering. See “Note 11” below for information concerning the termination of the offering of primary shares pursuant to the Follow-On Offering.

As of June 30, 2013, the Company had raised gross proceeds of approximately $1.9 billion from the sale of 184.8 million shares of its common stock in its public offerings, including approximately $51.2 million from the sale of 5.3 million shares of its common stock through the Company’s distribution reinvestment plan. As of that date, 150.5 million shares remained available for sale pursuant to the Company’s Follow-On Offering, including 57.2 million shares available for sale through the Company’s distribution reinvestment plan.

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

		Amount
(in thousands)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2013
June 30	July 15, 2013	$0.15625	$13,457	$12,516	$25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$25,239	$22,839	$48,078

2012
December 31	January 15, 2013	$0.15625	$10,554	$9,014	$19,568
September 30	October 15, 2012	0.15625	9,408	8,089	17,497
June 30	July 16, 2012	0.15625	8,435	7,287	15,722
March 31	April 16, 2012	0.15625	6,137	4,902	11,039

Total			$34,534	$29,292	$63,826

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

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Six Months Ended June 30,
(in thousands, except per share amount)	2013	2012
Number of eligible shares redeemed	429	238
Aggregate amount of shares redeemed	$4,204	$2,307
Average redemption price per share	$9.79	$9.69

8. SHARE-BASED COMPENSATION

The Company’s Amended and Restated Equity Incentive Plan, effective as of January 18, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided, that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.

In April 2013, the Company granted an aggregate 30,000 shares of restricted stock to certain eligible individuals under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in April 2013 and 25% on each of the first three anniversaries of the grant date.

The Company accounts for share-based compensation related to the restricted stock issued to certain eligible individuals using the fair value based methodology, which is based upon the stock price on the vesting date and requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the awards have fully vested. Share-based compensation expense for the restricted stock is amortized using a graded vesting attribution method and is recognized in general and administrative expenses in the Company’s consolidated statements of operations.

A summary of the Company’s restricted stock activity for the six months ended June 30, 2013 is below:

		Weighted-Average
(shares in thousands)	Shares	Fair Value per Share
Nonvested shares at beginning of period	—	$—
Granted	30	$10.40
Vested	(7)	$10.40
Forfeited	(1)	$10.40

Nonvested shares at end of period	22	$10.40

The following table summarizes the components of share-based compensation included in the Company’s consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Share-based compensation expense	$122	$—	$122	$—
Total fair value of restriced stock vested	$77	$—	$77	$—
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$—	$10.40	$—

(1)	Based on the on the Company’s public offering price of $10.40 per share on the grant date.

As of June 30, 2013, the aggregate unrecognized compensation cost related to the restricted stock was approximately $176,000 and is expected to be fully recognized over a weighted-average period of 0.9 years.

9. RELATED PARTY TRANSACTIONS

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred		Incurred		Receivable
	For the Three Months		For the Six Months		(Payable) as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2013	2012	2013	2012	2013 (1)	2012 (1)
Expensed:
Acquisition fees (2)	$4,376	$3,059	$5,334	$4,812	$—	$—
Asset management fees	5,222	2,658	9,754	4,763	—	—
Other expense reimbursements	114	350	509	716	33	—

Total	$9,712	$6,067	$15,597	$10,291	$33	$—

Additional Paid-In Capital:
Sales commissions	$22,087	$12,449	$34,777	$27,473	$(1,615)	$(609)
Dealer manager fees	8,185	5,177	12,875	11,280	(933)	(445)
Organization and offering expenses	5,895	3,673	9,327	7,973	738	(453)

Total	$36,167	$21,299	$56,979	$46,726	$(1,810)	$(1,507)

(1)	In addition, amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offerings are received were $0 and $2.4 million, respectively, as of June 30, 2013 and December 31, 2012. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. As such, the Company does not consider organization and offering expenses that exceed 1.75% of the gross offering proceeds raised from its offerings to be currently payable.
(2)	In addition, for the six months ended June 30, 2013, the Company paid to the Advisor approximately $0.8 million of development acquisition fees, which is included in the total development project cost and is capitalized in construction in progress on the Company’s condensed consolidated balance sheet.

Joint Venture Fees. The IIT North American Industrial Fund I Limited Partnership (the “Fund I Partnership”), as described in “Note 4,” has paid and is expected to continue to pay fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the six months ended June 30, 2013 and 2012, the Fund I Partnership paid to the Advisor approximately $1.2 million and $1.2 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company has paid and is expected to continue to pay to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

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

11. SUBSEQUENT EVENTS

Status of Offering

On July 18, 2013, the Company terminated the offering of primary shares pursuant to the Company’s Follow-On Offering. From inception through July 18, 2013, the Company had raised gross proceeds of approximately $2.1 billion from the sale of approximately 207.2 million shares of its common stock in its public offerings, including approximately $63.8 million from the sale of approximately 6.5 million shares of its common stock through the Company’s distribution reinvestment plan. The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan. The Company may terminate its distribution reinvestment plan offering at any time.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to effectively deploy the proceeds raised in our Follow-On Offering in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. As of June 30, 2013, we had raised gross proceeds of approximately $1.9 billion from the sale of 184.8 million shares of our common stock in our public offerings, including approximately $51.2 million from the sale of 5.3 million shares of our common stock through our distribution reinvestment plan. See “Subsequent Events” below for information concerning the termination of the offering of primary shares pursuant to the Follow-On Offering.

As of June 30, 2013, we owned, either directly or through unconsolidated joint ventures, a portfolio that included 273 industrial buildings totaling approximately 51.0 million square feet with 527 customers in 22 major industrial markets throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.1 years. This data included our unconsolidated properties, consisting of 30 industrial buildings totaling approximately 6.4 million square feet. Of the 273 industrial buildings we owned and managed as of June 30, 2013:

•

269 industrial buildings totaling approximately 50.3 million square feet comprised our operating portfolio, which includes stabilized properties and was 92% occupied (93% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

4 industrial buildings totaling approximately 0.7 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of June 30, 2013 and December 31, 2012, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 45.7% and 52.1%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to reflect global economic conditions. The economic environment has improved over the past three years, including: (i) positive gross domestic product (“GDP”) growth; (ii) increased domestic consumer spending (including significant growth in online retailing, or e-tailing); (iii) positive trade growth as reflected in port volumes, truck tonnage, and rail carload data; (iv) positive net absorption in certain markets; and (v) improved access to capital for certain companies. While the strength and sustainability of the recovery remains uncertain, especially with high unemployment levels, we expect demand in the

U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased leasing costs and lower average rental rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience longer vacancy periods, higher leasing costs, or be required to reduce rental rates on renewals.

The domestic and international capital markets experienced significant disruptions in 2008 and 2009 that severely impacted the availability and cost of credit. Since then, the volume of mortgage lending for commercial real estate and unsecured credit for REITs have increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels and underlying treasury rates have recently increased rather quickly compared to historic lows. Although capital market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including securitizable debt, fixed interest rate loans, lines of credit or term loans, and assuming existing mortgage loans in connection with property acquisitions, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

Summary of 2013 Activities

During the six months ended June 30, 2013, we completed the following activities:

•	We raised approximately $533.4 million of gross equity capital from the Follow-On Offering.

•

We acquired, either directly or through an unconsolidated joint venture, 54 buildings comprising approximately 7.9 million square feet for an aggregate total purchase price of approximately $539.8 million. We funded these acquisitions with proceeds from our public offering and other financings.

•	As of June 30, 2013, our total operating portfolio was 92% occupied and 93% leased, respectively, as compared to 95% occupied and 96% leased, respectively, as of December 31, 2012.

•	We leased approximately 4.1 million square feet, which included 2.4 million square feet of new leases and expansions and 1.7 million square feet of renewals.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the three and six months ended June 30, 2013 and 2012 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2013 and 2012 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Portfolio data:
Consolidated buildings	243	190	132
Unconsolidated buildings	30	29	26

Total buildings	273	219	158

Rentable square feet of consolidated buildings	44,636	36,898	23,816
Rentable square feet of unconsolidated buildings	6,367	6,181	5,377

Total rentable square feet	51,003	43,079	29,193

Total number of customers	527	414	293
Percent occupied of operating portfolio	92%	95%	95%
Percent occupied of total portfolio	91%	90%	91%
Percent leased of operating portfolio	93%	96%	96%
Percent leased of total portfolio	93%	92%	93%

Three and Six Months Ended June 30, 2013 Compared to Same Periods in 2012

The following table summarizes our results and operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current year and prior year reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 108 buildings owned as of April 1, 2012 and for the six month periods presented below included 91 buildings owned as of January 1, 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Rental revenues:
Same store operating properties	$24,148	$24,563	$(415)	$41,479	$40,776	$703
Other properties	31,154	3,862	27,292	65,077	9,921	55,156

Total rental revenues	55,302	28,425	26,877	106,556	50,697	55,859

Rental expenses:
Same store operating properties	6,452	5,592	860	10,875	9,829	1,046
Other properties	7,263	865	6,398	15,923	2,274	13,649

Total rental expenses	13,715	6,457	7,258	26,798	12,103	14,695

Net operating income:
Same store operating properties	17,696	18,971	(1,275)	30,604	30,947	(343)
Other properties	23,891	2,997	20,894	49,154	7,647	41,507

Total net operating income	41,587	21,968	19,619	79,758	38,594	41,164

Other:
Real estate-related depreciation and amortization	26,602	13,556	13,046	53,884	24,101	29,783
General and administrative expenses	1,792	1,516	276	3,453	2,839	614
Asset management fees, related party	5,222	2,658	2,564	9,754	4,763	4,991
Acquisition-related expenses, related party	4,376	3,059	1,317	5,334	4,812	522
Acquisition-related expenses	6,197	2,330	3,867	7,968	3,716	4,252
Equity in loss of unconsolidated joint ventures	170	468	(298)	1,456	1,420	36
Interest expense and other	11,440	6,314	5,126	23,038	11,738	11,300

Total other	55,799	29,901	25,898	104,887	53,389	51,498

Net loss	(14,212)	(7,933)	(6,279)	(25,129)	(14,795)	(10,334)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(14,212)	$(7,933)	$(6,279)	$(25,129)	$(14,795)	$(10,334)

Weighted-average shares outstanding	166,255	100,788	65,467	153,938	85,632	68,306

Net loss per common share—basic and diluted	$(0.09)	$(0.08)	$(0.01)	$(0.16)	$(0.17)	$0.01

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Total rental revenues increased significantly for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the three months ended June 30, 2013, non-same store rental revenues reflects the addition of 132 buildings we acquired since April 1, 2012, and for the six months ended June 30, 2013, non-same store rental revenues reflects the addition of 149 buildings we acquired since January 1, 2012. Same store rental revenues decreased 1.7% for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to four customers vacating approximately 1.1 million square feet during the period; rental revenues from all other same store properties grew an aggregate 3.4% for the three months ended June 30, 2013. Same store rental revenues increased 1.7% for the six months ended June 30, 2013, as compared to the same period in 2012, in part due to receipt of an early termination fee, which was partially offset by the four customers vacating approximately 1.1 million square feet.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three and six months ended June 30, 2013, as compared to the same periods in

2012, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings acquired compared to the same periods during 2012. Same store rental expenses increased by 15.4% and 10.6%, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to an increase in expenses incurred for real estate taxes and repair and maintenance.

Other Expenses. Other expenses increased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from the continued growth of our portfolio since June 30, 2012, as well as an increase in capital expenditures;

•	an increase in acquisition-related expenses for the three and six months ended June 30, 2013 primarily due to an increase in acquisition activity as compared to the same prior year periods;

•	an increase in asset management fees as a result of the growth of our portfolio; and

•

an increase in interest expense primarily due to an increase in net borrowings of $671.2 million since June 30, 2012, which was partially offset by a lower average interest rate of 3.58% as of June 30, 2013, as compared to 4.28% as of June 30, 2012.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2013, NOI was $41.6 million and $79.8 million, respectively, as compared to $22.0 million and $38.6 million, respectively, for the three and six months ended June 30, 2012. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation and amortization, acquisition-related expenses, general and administrative expenses, equity in loss of unconsolidated joint ventures, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2013 and 2012.

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

As set forth in the table below, Company-Defined FFO per share increased approximately 15.4% and 16.0%, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

The following unaudited table presents a reconciliation of FFO, Company-Defined FFO and MFFO to net loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (May 19, 2009) to
(in thousands, except per share data)	2013	2012	2013	2012	June 30, 2013
Net loss	$(14,212)	$(7,933)	$(25,129)	$(14,795)	$(95,141)

Net loss per common share	$(0.09)	$(0.08)	$(0.16)	$(0.17)	$(1.51)

Reconciliation of net loss to FFO:
Net loss	$(14,212)	$(7,933)	$(25,129)	$(14,795)	$(95,141)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	26,602	13,556	53,884	24,101	138,421
Real estate-related depreciation and amortization of unconsolidated joint venture	1,298	1,622	3,158	3,175	11,636

FFO	$13,688	$7,245	$31,913	$12,481	$54,916

FFO per common share	$0.08	$0.07	$0.21	$0.15	$0.87

Reconciliation of FFO to Company-defined FFO:
FFO	$13,688	$7,245	$31,913	$12,481	$54,916
Add (deduct) Company-defined adjustments:
Acquisition costs	10,573	5,389	13,302	8,528	59,619
Acquisition costs of unconsolidated joint venture	21	115	79	422	2,349
Loss on early extinguishment of debt	—	—	—	—	837

Company-defined FFO	$24,282	$12,749	$45,294	$21,431	$117,721

Company-defined FFO per common share	$0.15	$0.13	$0.29	$0.25	$1.86

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$24,282	$12,749	$45,294	$21,431	$117,721
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,828)	(988)	(4,055)	(1,834)	(10,788)
Straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(579)	(26)	(817)	(133)	(1,328)

MFFO	$20,875	$11,735	$40,422	$19,464	$105,605

MFFO per common share	$0.13	$0.12	$0.26	$0.23	$1.67

Weighted-average shares outstanding	166,255	100,788	153,938	85,632	63,139

We believe that: (i) our FFO of $13.7 million, or $0.08 per share, as compared to the distribution declared of $26.0 million, or $0.15625 per share, each for the three months ended June 30, 2013; (ii) our FFO of $31.9 million, or $0.21 per share, as compared to the distribution declared of $48.1 million, or $0.3125 per share, each for the six months ended June 30, 2013; and (iii) our FFO of $54.9 million, or $0.87 per share, as compared to the distributions declared of $138.2 million, or $2.1875 per share, each for the period from Inception (May 19, 2009) to June 30, 2013, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. We have three primary sources of capital for meeting our cash requirements: net proceeds from our Follow-On Offering, debt financings, and cash flows generated by our real estate operations. We terminated the offering of primary shares pursuant to our Follow-On Offering on July 18, 2013, and accordingly, do not expect net proceeds from our Follow-On Offering to be a primary source of capital for meeting our cash needs after we have fully deployed the net proceeds from the sale of primary shares in the Follow-On Offering. See “Subsequent Events” below. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings. Our cash needs for acquisitions and other investments will be funded primarily from proceeds raised from our Follow-On Offering prior to the termination of the offering of primary shares, and proceeds from the continued sale of shares offered through our distribution reinvestment plan; debt financings; and our joint venture partnerships. There may be a delay between the deployment of proceeds raised from our Follow-On Offering prior to the termination of the offering of primary shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months
	Ended June 30,
(in thousands)	2013	2012
Total cash provided by (used in):
Operating activities	$44,378	$7,001
Investing activities	(563,668)	(488,390)
Financing activities	517,234	484,352

Net (decrease) increase in cash	$(2,056)	$2,963

Cash provided by operating activities during the six months ended June 30, 2013 increased by $37.4 million as compared to the same period in 2012, primarily driven by the growth in our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, as well as an increase in cash provided from net working capital sources.

Cash used in investing activities during the six months ended June 30, 2013 increased by $75.3 million as compared to the same period in 2012, primarily due to an increase in our acquisition activity during the six months ended June 30, 2013 as compared to the same prior year period.

Cash provided by financing activities during the six months ended June 30, 2013 increased by $32.9 million as compared to the same period in 2012, primarily as a result of us raising additional capital from our Follow-On Offering, partially offset by an increase in distributions paid during the six months ended June 30, 2013.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. In August 2012, we entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $400.0 million in December 2012. We have the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of June 30, 2013, we had $170.0 million outstanding under this line of credit; the unused portion was approximately $230.0 million, of which approximately $229.9 million was available.

The secured revolving credit agreement we entered into in June 2011 was terminated on May 22, 2013. This secured revolving credit agreement had an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million, and was scheduled to mature in June 2013. There were no borrowings under this line of credit during 2013.

Unsecured Term Loan. In December 2012, we entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes including, but not limited to, refinancing of existing indebtedness, new construction, renovations, expansions, tenant improvements and financing the acquisition of industrial properties and other permitted investments. As of June 30, 2013, there was $200.0 million outstanding with an interest rate of 1.89%.

In March 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps have an effective date of January 14, 2014 and will fix LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Note 5 of Notes to Condensed Consolidated Financial Statements” for additional details relating to our interest rate swaps.

Mortgage Note Financings. As of June 30, 2013, we had property-level borrowings of $918.4 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 5 of Notes to Condensed Consolidated Financial Statements” for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes, unsecured line of credit, and unsecured term loan contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. These covenants may limit our ability to incur additional debt, make borrowings under our unsecured line of credit, or pay distributions. We were in compliance with all debt covenants as of June 30, 2013.

Offering Proceeds. As of June 30, 2013, the aggregate gross proceeds raised from our public offerings was approximately $1.9 billion ($1.7 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2013, 52% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 48% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the third quarter of 2013.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2013
June 30	$13,457	52%	$—	—%	$12,516	48%	$25,973
March 31	11,782	53	—	—	10,323	47	22,105

Total	$25,239	52%	$—	—%	$22,839	48%	$48,078

2012
December 31	$10,554	54%	$—	—%	$9,014	46%	$19,568
September 30	9,124	52	284	2	8,089	46	17,497
June 30	5,147	33	3,288	21	7,287	46	15,722
March 31	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

(1)	As determined on a GAAP basis. Cash flows from operating activities for the three months ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012 were $27.1 million, $17.3 million, $11.2 million, $9.1 million, $5.1 million and $1.9 million, respectively.
(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 46% of total distributions since inception.

Refer to “Note 7 of Notes to Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the six months ended June 30, 2013 and 2012, we received eligible redemption requests related to approximately 0.4 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $4.2 million, or an average price of $9.79 per share, and $2.3 million, or an average price of $9.69 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

On July 18, 2013, we terminated the offering of primary shares pursuant to our Follow-On Offering. From inception through July 18, 2013, we had raised gross proceeds of approximately $2.1 billion from the sale of approximately 207.2 million shares of our common stock in our public offerings, including approximately $63.8 million from the sale of approximately 6.5 million shares of our common stock through our distribution reinvestment plan. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan. We may terminate our distribution reinvestment plan offering at any time.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2012, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 6, 2013 (“2012 Form 10-K”). Except as otherwise disclosed in “Note 5 of Notes to Condensed Consolidated Financial Statements” relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside of the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. As of June 30, 2013, our critical accounting estimates have not changed from those described in our 2012 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of June 30, 2013, our debt instruments were comprised of mortgage note financings, unsecured term loan, and borrowings under our unsecured line of credit.

Fixed Interest Rate Debt. As of June 30, 2013, our consolidated fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 70.6% of our total consolidated debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2013, the fair value and carrying value of our consolidated fixed rate debt was approximately $917.7 million and $909.3 million, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2013. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2013, our consolidated variable interest rate debt represented 29.4% of our total consolidated debt and consisted of borrowings under our unsecured line of credit, our unsecured term loan, and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $379.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2013, would change our annual interest expense by approximately $78,000.

Derivative Instruments. As of June 30, 2013, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $207.6 million. See “Note 5 of Notes to Condensed Consolidated Financial Statements” for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2013 and 2012, we received eligible redemption requests related to approximately 0.4 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $4.2 million, or an average price of $9.79 per share, and $2.3 million, or an average price of $9.69 per share, respectively.

The table below summarizes the redemption activity for the three months ended June 30, 2013:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2013	—	$—	—	—
May 31, 2013	—	—	—	—
June 30, 2013	196,499	9.74	—	—

Total	196,499	$9.74	—	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 7, 2013	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

August 7, 2013	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.