Form 10-Q
period 2013-09-30
Industrial Income Trust Inc.
filed 2013-11-13
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, there were 206,981,827 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Net investment in real estate properties	$3,450,750	$2,122,941
Investment in unconsolidated joint ventures	8,136	96,490
Cash and cash equivalents	27,651	24,550
Restricted cash	2,630	1,926
Straight-line and tenant receivables, net of allowances of $998 and $180, respectively	28,481	14,462
Notes receivable	3,612	5,912
Other assets	59,183	28,667

Total assets	$3,580,443	$2,294,948

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$36,013	$13,514
Debt	1,826,283	1,195,218
Due to affiliates	62	3,945
Distributions payable	31,725	19,568
Other liabilities	72,729	36,622

Total liabilities	1,966,812	1,268,867
Commitments and contingencies (Note 10)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 205,380 and 132,424 shares issued and outstanding, respectively	2,054	1,324
Additional paid-in capital	1,861,436	1,184,906
Accumulated deficit	(250,679)	(159,894)
Accumulated other comprehensive income (loss)	819	(256)

Total stockholders’ equity	1,613,630	1,026,080
Noncontrolling interests	1	1

Total equity	1,613,631	1,026,081

Total liabilities and equity	$3,580,443	$2,294,948

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Rental revenues	$65,098	$34,925	$171,654	$85,622

Total revenues	65,098	34,925	171,654	85,622

Operating expenses:
Rental expenses	16,843	8,434	43,641	20,537
Real estate-related depreciation and amortization	31,025	16,446	84,909	40,547
General and administrative expenses	1,661	1,327	5,114	4,166
Asset management fees, related party	6,077	3,214	15,831	7,977
Acquisition-related expenses, related party	5,627	2,510	10,961	7,322
Acquisition-related expenses	4,347	2,323	12,315	6,039

Total operating expenses	65,580	34,254	172,771	86,588

Operating income (loss)	(482)	671	(1,117)	(966)

Other income (expenses):
Equity in loss of unconsolidated joint ventures	(1,349)	(491)	(2,805)	(1,911)
Interest expense and other	(12,488)	(8,031)	(35,526)	(19,769)
Loss on early extinguishment of debt	—	(874)	—	(874)
Gain on acquisition of joint venture	26,481	—	26,481	—
Incentive fee from acquisition of joint venture	1,985	—	1,985	—

Total other income (expenses)	14,629	(9,396)	(9,865)	(22,554)

Net income (loss)	14,147	(8,725)	(10,982)	(23,520)
Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to common stockholders	$14,147	$(8,725)	$(10,982)	$(23,520)

Weighted-average shares outstanding	203,024	111,996	170,474	94,484

Net income (loss) per common share - basic and diluted	$0.07	$(0.08)	$(0.06)	$(0.25)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$14,147	$(8,725)	$(10,982)	$(23,520)
Unrealized gain (loss) on derivative instruments	(1,450)	(13)	1,075	(54)

Comprehensive income (loss) attributable to common stockholders	$12,697	$(8,738)	$(9,907)	$(23,574)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081
Net loss	—	—	—	(10,982)	—	—	(10,982)
Unrealized gain on derivative instruments	—	—	—	—	1,075	—	1,075
Issuance of common stock	73,656	737	761,215	—	—	—	761,952
Shared-based compensation	—	—	144	—	—	—	144
Offering costs	—	—	(77,958)	—	—	—	(77,958)
Redemptions of common stock	(700)	(7)	(6,871)	—	—	—	(6,878)
Distributions to stockholders	—	—	—	(79,803)	—	—	(79,803)

Balance as of September 30, 2013	205,380	$2,054	$1,861,436	$(250,679)	$819	$1	$1,613,631

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Operating activities:
Net loss	$(10,982)	$(23,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	84,909	40,547
Equity in loss of unconsolidated joint ventures	2,805	1,911
Loss on early extinguishment of debt	—	874
Gain on acquisition of joint venture	(26,481)	—
Incentive fee from acquisition of joint venture	(1,985)	—
Straight-line rent and amortization of above- and below-market leases	(8,562)	(2,777)
Bad debt expense	584	425
Other	1,081	990
Changes in operating assets and liabilities
Restricted cash	(457)	384
Tenant receivables and other assets	(3,352)	(5,295)
Accounts payable and other liabilities	17,534	2,375
Due to affiliates, exclusive of offering costs for issuance of common stock	(367)	211

Net cash provided by operating activities	54,727	16,125

Investing activities:
Real estate acquisitions	(815,634)	(694,740)
Acquisition of joint venture	(126,010)	—
Acquisition deposits	(28,367)	(9,175)
Capital expenditures	(55,098)	(10,328)
Investments in unconsolidated joint ventures	(19,802)	(32,799)
Distributions from unconsolidated joint ventures	3,754	8,817
Other	(247)	1,319

Net cash used in investing activities	(1,041,404)	(736,906)

Financing activities:
Proceeds from issuance of mortgage notes	—	195,453
Repayments of mortgage notes	(9,975)	(2,239)
Proceeds from issuance of term loan	300,000	—
Proceeds from lines of credit	705,000	496,006
Repayments of lines of credit	(610,000)	(443,150)
Financing costs paid	(1,849)	(1,830)
Proceeds from issuance of common stock	721,768	556,474
Offering costs for issuance of common stock	(69,781)	(55,556)
Distributions paid to common stockholders	(35,793)	(19,347)
Redemptions of common stock	(9,592)	(2,307)

Net cash provided by financing activities	989,778	723,504

Net increase in cash and cash equivalents	3,101	2,723
Cash and cash equivalents, at beginning of period	24,550	12,934

Cash and cash equivalents, at end of period	$27,651	$15,657

Supplemental disclosure of noncash items:
Offering proceeds due from transfer agent	$—	$10,438
Decrease in accrued offering costs	(2,652)	(1,987)
Distributions reinvested in common stock	31,853	15,842
Debt assumed on real estate and joint venture acquisitions	241,280	19,266
Acquired investment in unconsolidated joint venture	104,246	—
Noncash repayment of line of credit with new financing	—	110,000
Noncash repayment of note receivable	2,300	—

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

2. ACQUISITIONS

The Company acquired 100% of the following properties during the nine months ended September 30, 2013:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Marina West Distribution Center II	4/2/2013	3	$10,874	$24,308	$3,491	$738	$(11)	$39,400
Beltway Crossing Distribution Center	4/9/2013	4	6,760	29,483	2,180	—	(434)	37,989
Broadway 101 Commerce Center	5/15/2013	11	17,190	49,881	7,771	2,580	(420)	77,002
Buckeye Distribution Center	6/7/2013	2	7,096	35,775	3,203	156	(1,953)	44,277
Carlisle Distribution Center	6/26/2013	2	8,307	28,418	3,975	—	—	40,700
Nashville Portfolio	6/28/2013	3	4,689	37,403	5,725	1,691	(458)	49,050
Eastern Logistics Portfolio	8/1/2013	3	8,570	32,607	4,406	262	(459)	45,386
Beckwith Farms Distribution Center I	8/15/2013	1	2,985	29,510	665	—	—	33,160
Fairfield Portfolio	8/27/2013	7	28,407	43,479	5,974	2,413	—	80,273
South Bay Distribution Center	8/29/2013	1	16,574	17,034	—	—	—	33,608
Denver Distribution Center	9/13/2013	1	4,355	36,465	6,787	—	(1,713)	45,894
Other acquisitions	Various	34	102,938	196,363	36,886	3,227	(10,917)	328,497

Total acquisitions		72	$218,745	$560,726	$81,063	$11,067	$(16,365)	$855,236

(1)	Total purchase price equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information and therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Intangibles, net
(years)
Marina West Distribution Center II	3.3
Beltway Crossing Distribution Center	5.1
Broadway 101 Commerce Center	3.7
Buckeye Distribution Center	3.6
Carlisle Distribution Center	5.5
Nashville Portfolio	6.1
Eastern Logistics Portfolio	7.0
Beckwith Farms Distribution Center I	7.1
Fairfield Portfolio	4.5
South Bay Distribution Center	0.0
Denver Distribution Center	15.1
Other acquisitions	6.7

IIT North American Industrial Fund I Limited Partnership

In August 2011, the Company entered into a joint venture agreement with a subsidiary of a highly-rated, investment grade institutional investor and formed the IIT North American Industrial Fund I Limited Partnership (the “Fund I Partnership”). Immediately prior to the transaction described below, the Company had a 51% ownership interest in the Fund I Partnership, which was treated as an unconsolidated joint venture.

On September 17, 2013, the Company acquired its partner’s 49% interest in the Fund I Partnership. As a result of this transaction, the Company now owns 100% of the Fund I Partnership, and consolidates all of the assets and liabilities and results of operations of the Fund I Partnership in the Company’s financial statements. The Company marked its equity investment in the Fund I Partnership from its carrying value to its estimated fair value. The fair value was determined and allocated based on the Company’s valuation, estimates, and assumptions of the acquisition-date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of assets and liabilities acquired is approximately $510.6 million of net real estate assets, $7.1 million of other assets, $241.3 million of assumed debt, and $12.3 million of assumed other liabilities. Additional detail of the net real estate assets acquired is as follows:

				Intangibles
($ in thousands)	Number of Buildings	Land	Building	Intangible Lease Assets (2)	Above- Market Lease Assets (2)	Below- Market Lease Liabilities (2)	Total Net Real Estate Assets
Fund I Partnership (1)	31	$151,263	$334,564	$27,096	$3,435	$(5,808)	$510,550

(1)	Prior to the transaction and the resulting consolidation of the Fund I Partnership, as described in more detail above, the Company had included certain operating data of the Fund I Partnership in the Company’s total portfolio metrics for the periods the properties were originally acquired by the Fund I Partnership. These properties were previously referred to as “unconsolidated properties.”
(2)	The weighted-average amortization period for the intangible assets and liabilities acquired, as of the date of acquisition, was 5.3 years.

While the current allocation of the acquired assets and liabilities is substantially complete, the valuation of the real estate properties is being finalized and is subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. We do not expect future revisions, if any, to have a significant impact on the Company’s financial position or results of operations.

The fair value of the Company’s equity interest in the Fund I Partnership immediately before the acquisition date was approximately $136.2 million. The Company recorded a gain of approximately $26.5 million based on the acquisition-date fair value of its previously held equity interest in the Fund I Partnership and incentive fee income of approximately $2.0 million.

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net income (loss) of the Eastern Logistics Portfolio, Beckwith Farms Distribution Center I, Fairfield Portfolio, South Bay Distribution Center, Denver Distribution Center, and Fund I Partnership acquisitions included in the Company’s consolidated statements of operations for the three ended September 30, 2013; (ii) actual revenues and net income (loss) of the Marina West Distribution Center II, Beltway Crossing Distribution Center, Broadway 101 Commerce Center, Buckeye Distribution Center, Carlisle Distribution Center, Nashville Portfolio, Eastern Logistics Portfolio, Beckwith Farms Distribution Center I, Fairfield Portfolio, South Bay Distribution Center, Denver Distribution Center, and Fund I Partnership acquisitions (collectively, referred to as the “2013 acquisitions”) included in the Company’s consolidated statements of operations for the nine months ended September 30, 2013; (iii) actual revenues and net income (loss) of the Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, and Salt Lake City Distribution Center acquisitions included in the Company’s consolidated statements of operations for the three months ended September 30, 2012; (iv) actual revenues and net income (loss) of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Gateway Distribution Center, Houston Industrial Portfolio, Hartman Business Center, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, and Salt Lake City Distribution Center acquisitions included in the Company’s consolidated statements of operations for the nine months ended September 30, 2012; (v) pro forma revenues and net income of the 2013 acquisitions, as if the date of each acquisition had been January 1, 2012; and (vi) pro forma revenues and net income of the IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Gateway Distribution Center, Houston Industrial Portfolio, Hartman Business Center, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, Salt Lake City Distribution Center, Burleson Business Park, Raceway Crossing Industrial Center, Pureland Industrial Portfolio, National Distribution Portfolio, Houston Distribution Portfolio, Freeport Portfolio, Sorenson Distribution Center, and Westport Distribution Center acquisitions, as if the date of each acquisition had been January 1, 2011. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Actual:
Total revenues	$2,724	$2,450	$11,469	$17,432

Net (loss) income	$(1,137)	$503	$(4,174)	$(172)

Pro forma:
Total revenues (1)	$69,945	$53,527	$199,262	$173,912

Net loss (2)	$(4,471)	$(7,753)	$(21,450)	$(41,525)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $4.8 million and $18.4 million for the three months ended September 30, 2013 and 2012, respectively, and $27.6 million and $88.3 million for the nine months ended September 30, 2013 and 2012, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.
(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $10.0 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $23.3 million and $13.4 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2012, the pro forma net loss was adjusted to include acquisition-related expenses of $23.3 million relating to the 2013 acquisitions, as if these expenses had been incurred as of January 1, 2012. In addition, pro forma net loss for the three and nine months ended September 30, 2013 was adjusted to exclude the gain on the acquisition of the Fund I Partnership of $26.5 million.

3. INVESTMENT IN REAL ESTATE PROPERTIES

As of September 30, 2013 and December 31, 2012, the Company’s portfolio of consolidated properties consisted of 293 and 190 industrial buildings, respectively, totaling approximately 56.5 million and 36.9 million square feet, respectively.

(in thousands)	September 30, 2013	December 31, 2012
Land	$842,214	$472,206
Building and improvements	2,388,442	1,477,170
Intangible lease assets	385,235	262,975
Construction in progress	9,334	1,892

Investment in real estate properties	3,625,225	2,214,243
Less accumulated depreciation and amortization	(174,475)	(91,302)

Net investment in real estate properties	$3,450,750	$2,122,941

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	September 30, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$341,655	$(88,619)	$253,036	$233,407	$(48,425)	$184,982
Above-market lease assets	43,580	(12,037)	31,543	29,568	(7,079)	22,489
Below-market lease liabilities	(36,618)	4,237	(32,381)	(14,521)	1,580	(12,941)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2013, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2013	$17,914	$2,302	$(1,453)
2014	62,060	7,881	(5,405)
2015	46,991	6,223	(4,677)
2016	34,729	4,748	(3,757)
2017	26,433	3,924	(3,019)
Thereafter	64,909	6,465	(14,070)

Total	$253,036	$31,543	$(32,381)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$5,377	$1,852	$11,307	$5,411
Above-market lease amortization	(2,004)	(1,249)	(5,450)	(3,365)
Below-market lease amortization	1,134	340	2,705	731

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$15,276	$7,167	$38,889	$17,033
Intangible lease asset amortization	15,749	9,279	46,020	23,514

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The Company’s investment in joint ventures is included in investment in unconsolidated joint ventures on the Company’s condensed consolidated balance sheet. The following table summarizes the Company’s unconsolidated joint ventures:

		Investment in Unconsolidated Joint Ventures as of
(in thousands, except buildings)	Percent Ownership	September 30, 2013	December 31, 2012
Institutional Joint Ventures:
Fund I Partnership (1)	51%	$—	$94,636

Other Joint Ventures (2):
Park 355 DC II	75%	3,860	—
Valley Parkway	50%	4,276	1,854

Total		$8,136	$96,490

(1)	The Company acquired the remaining interest in the Fund I Partnership on September 17, 2013. See “Note 2” for further details.
(2)	Each joint venture is developing one building. The buildings are currently under construction.

5. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its lines of credit and unsecured term loans, and under its mortgage note financings. The borrowings under its secured line of credit and the mortgage note financings are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, and are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Stated Interest Rate at September 30, 2013		Balance as of
(in thousands)		Initial Maturity Date	September 30, 2013	December 31, 2012
Secured line of credit (1)	N/A	June 2013	$—	$—
Secured line of credit (2)	2.93%	November 2014	125,313	—
Unsecured line of credit (3)	1.93%	August 2015	170,000	75,000
Unsecured term loan (4)	1.88%	January 2018	200,000	200,000
Unsecured term loan (5)	1.78%	January 2019	300,000	—
Variable-rate mortgage note (6)	2.18%	May 2015	9,080	9,080
Fixed-rate mortgage note	5.51%	June 2015	3,220	3,367
Fixed-rate mortgage note (7)	4.16%	September 2015	7,560	7,560
Fixed-rate mortgage notes	5.20%	October 2015	23,125	23,451
Fixed-rate mortgage note	6.24%	July 2016	6,555	6,710
Fixed-rate mortgage note	5.77%	March 2017	4,491	4,493
Fixed-rate mortgage note	5.61%	June 2017	6,328	6,364
Fixed-rate mortgage note	5.56%	July 2017	9,695	9,803
Fixed-rate mortgage note	4.31%	September 2017	28,432	28,843
Fixed-rate mortgage notes (8)	4.45%	June 2018	31,990	31,995
Fixed-rate mortgage note (9)	4.25%	September 2018	113,496	—
Fixed-rate mortgage notes	3.90%	January 2019	61,000	61,000
Fixed-rate mortgage notes (10)	4.95%	October 2020	25,388	25,717
Fixed-rate mortgage note (11)	4.90%	November 2020	7,405	7,501
Fixed-rate mortgage notes (11)	4.81%	November 2020	40,279	40,800
Fixed-rate mortgage notes	5.68%	January 2021	52,276	52,819
Fixed-rate mortgage note	4.95%	February 2021	9,300	9,365
Fixed-rate mortgage notes	4.70%	July 2021	110,000	110,000
Fixed-rate mortgage notes	3.30%	February 2022	105,000	105,000
Fixed-rate mortgage notes	4.25%	July 2022	82,350	82,350
Fixed-rate mortgage notes (12)	3.50%	January 2023	106,000	106,000
Fixed-rate mortgage notes	4.15%	July 2023	104,000	104,000
Fixed-rate mortgage notes	3.95%	November 2023	84,000	84,000

Total / Weighted-Average	3.28%		$1,826,283	$1,195,218

Gross book value of properties encumbered by debt			$2,144,805	$1,646,243

(1)	This line of credit was terminated on May 22, 2013. Refer to “Lines of Credit” below for further detail.
(2)	As of September 30, 2013, the interest rate was based on one-month London Interbank Offered Rate (“LIBOR”), plus 2.75%.
(3)	As of September 30, 2013, the interest rate was based on one-month LIBOR, plus 1.75%.
(4)	As of September 30, 2013, the interest rate was based on one-month LIBOR, plus 1.70%.
(5)	As of September 30, 2013, the interest rate was based on one-month LIBOR, plus 1.60%.
(6)	As of September 30, 2013, the interest rate was based on one-month LIBOR, plus 2.00%.
(7)	This mortgage note bears interest at a variable interest rate based on one-month LIBOR, plus 2.50% and had an interest rate of 2.68% and 2.71% as of September 30, 2013 and December 31, 2012, respectively. In conjunction with this mortgage note, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of this mortgage note at 4.16% for the full term. Refer to “Derivative Instruments” below for further detail.
(8)	These mortgage notes have a contractual maturity of June 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is June 1, 2018.
(9)	This mortgage note has a contractual maturity of October 1, 2041; however, the expected maturity date, based on the lender’s ability to call the loan, is September 1, 2018.
(10)	These mortgage notes have a contractual maturity of October 1, 2040; however, the expected maturity date, based on the lender’s ability to call the loan, is October 1, 2020.
(11)	These mortgage notes have a contractual maturity of November 1, 2040; however, the expected maturity date, based on the respective lender’s ability to call the loan, is November 1, 2020.
(12)	These mortgage notes have a contractual maturity of January 1, 2045; however, the expected maturity date, based on the respective lender’s ability to call the loan, is January 1, 2023.

As of September 30, 2013, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Amount
Remainder of 2013	$1,251
2014 (1)	131,977
2015 (2)	222,837
2016	19,909
2017	61,923
Thereafter	1,381,676

Total principal payments	1,819,573
Unamortized premium on assumed debt	6,710

Total debt	$1,826,283

(1)	Includes $125.3 million due under the secured line of credit that matures in November 2014 and may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	Includes $170.0 million due under the unsecured line of credit that matures in August 2015 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Lines of Credit

The secured revolving credit agreement entered into by the Company in June 2011 was terminated on May 22, 2013. This secured revolving credit agreement had an initial aggregate commitment of $40.0 million, up to a maximum aggregate amount of $100.0 million, and was scheduled to mature in June 2013. There were no borrowings under this line of credit during 2013.

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $500.0 million in September 2013. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, the Company had $170.0 million outstanding under the line of credit; the unused portion was approximately $330.0 million, of which approximately $118.2 million was available.

In connection with the acquisition of its partner’s interest in the Fund I Partnership in September 2013, which is described in “Note 2,” the Company assumed a secured line of credit agreement that has an initial aggregate commitment of $140.0 million, with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. This line of credit matures in November 2014, and may be extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 2.25% to 2.75%. This line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when collateral properties are added to the loan agreement. As of September 30, 2013, the Company had $125.3 million outstanding under this line of credit. The unused portion was approximately $14.7 million, of which approximately $10.9 million was available.

Unsecured Term Loans

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, there was $200.0 million outstanding.

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

In September 2013, the Company entered into a $300.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-

only payments and has a maturity date of January 2019. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.35%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, there was $300.0 million outstanding. Subsequent to September 30, 2013, the Company entered into LIBOR-based forward-starting interest rate swap agreements to hedge this unsecured term loan. See “Note 11” for additional detail.

Debt Covenants

The Company’s mortgage note financings, lines of credit, and unsecured term loans contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. The Company was in compliance with all debt covenants as of September 30, 2013.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2013, the Company had four outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk, including three interest rate swap contracts entered into in March 2013 that directly related to the December 2012 unsecured term loan, as described above. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flows hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2013 and 2012, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps	$207,560	Other assets / (Other liabilities)	$819	$(256)

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$(1,421)	$14	$1,158	$27
Loss reclassified from AOCI into income (effective portion)	(29)	(27)	(83)	(81)

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

The fair value hierarchy is as follows:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 – Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2013
Assets
Derivative instruments	$—	$819	$—	$819

Total assets measured at fair value	$—	$819	$—	$819

December 31, 2012
Liabilities
Derivative instruments	$—	$256	$—	$256

Total liabilities measured at fair value	$—	$256	$—	$256

As of September 30, 2013 and December 31, 2012, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,626	$5,912	$5,923
Derivative instruments	819	819	—	—

Liabilities
Lines of credit	295,313	296,486	75,000	75,000
Unsecured term loans	500,000	500,827	200,000	200,000
Mortgage notes	1,030,970	1,036,816	920,218	957,419
Derivative instruments	—	—	256	256

In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of September 30, 2013, the Company had a note receivable of $1.3 million with a maturity date of January 1, 2015 and a note receivable of $2.3 million with a maturity date of January 1, 2015. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and seller guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

Lines of Credit. The fair value of the lines of credit is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Unsecured Term Loans. The fair value of the term loans is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

On July 18, 2013, the Company terminated the offering of primary shares pursuant to the Company’s Follow-On Offering. From inception through July 18, 2013, the Company raised gross proceeds of approximately $2.1 billion from the sale of approximately 207.2 million shares of its common stock in its public offerings, including approximately $63.8 million from the sale of approximately 6.5 million shares of its common stock through the Company’s distribution reinvestment plan. The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan. The Company may terminate its distribution reinvestment plan offering at any time.

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

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2013
September 30	October 15, 2013	$0.15625	$15,939	$15,786	$31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$41,178	$38,625	$79,803

2012
December 31	January 15, 2013	$0.15625	$10,554	$9,014	$19,568
September 30	October 15, 2012	0.15625	9,408	8,089	17,497
June 30	July 16, 2012	0.15625	8,435	7,287	15,722
March 31	April 16, 2012	0.15625	6,137	4,902	11,039

Total			$34,534	$29,292	$63,826

Redemptions

In February 2012, the Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a primary offering price of $10.40 per share for the Follow-On Offering that impacted the price at which shares are redeemed pursuant to the Company’s share redemption program. The amendments modified the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the first quarter of 2012 were redeemed pursuant to the terms of the prior share redemption program and any shares redeemed thereafter have been and will be redeemed pursuant to the terms of the amended share redemption program.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Nine Months Ended September 30,
(in thousands, except per share amount)	2013	2012
Number of eligible shares redeemed	700	337
Aggregate amount of shares redeemed	$6,878	$3,268
Average redemption price per share	$9.83	$9.68

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

In April 2013, the Company granted an aggregate of approximately 30,000 shares of restricted stock to certain eligible individuals under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in April 2013 and 25% on each of the first three anniversaries of the grant date.

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

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2013 is below:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at beginning of period	—	$—
Granted	30	$10.40
Vested	(7)	$10.40
Forfeited	(1)	$10.40

Nonvested shares at end of period	22	$10.40

The following table summarizes other share-based compensation data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Share-based compensation expense	$22	$—	$144	$—
Total fair value of restricted stock vested	$—	$—	$77	$—
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$—	$10.40	$—

(1)	Based on the Company’s public offering price of $10.40 per share on the grant date.

As of September 30, 2013, the aggregate unrecognized compensation cost related to the restricted stock was approximately $154,000 and is expected to be fully recognized over a weighted-average period of 1.1 years.

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

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. Organizational costs are expensed and offering costs are reflected as a reduction in additional paid in capital. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursements from the Company’s offerings, without recourse against or reimbursement by the Company. If the Company does not raise additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Nine Months		Payable as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
(in thousands)	2013	2012	2013	2012	2013 (1)	2012 (1)
Expensed:
Acquisition fees (2)	$5,627	$2,510	$10,961	$7,322	$—	$—
Asset management fees	6,077	3,214	15,831	7,977	—	—
Other expense reimbursements	182	393	691	1,109	62	—

Total	$11,886	$6,117	$27,483	$16,408	$62	$—

Additional Paid-In Capital:
Sales commissions	$14,468	$7,281	$49,245	$34,754	$—	$609
Dealer manager fees	5,419	2,957	18,294	14,237	—	445
Organization and offering expenses	3,774	2,181	13,101	10,154	—	453

Total	$23,661	$12,419	$80,640	$59,145	$—	$1,507

(1)	In addition, amounts accrued for organization and offering expense reimbursements that are not payable until additional gross proceeds of the offerings are received were $0 and $2.4 million, respectively, as of September 30, 2013 and December 31, 2012. The Company reimbursed the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings.
(2)	In addition, for the nine months ended September 30, 2013, the Company paid to the Advisor approximately $0.9 million of development acquisition fees, which is included in the total development project cost and is capitalized in construction in progress on the Company’s condensed consolidated balance sheet.

Joint Venture Fees. The Fund I Partnership, as described in “Note 2,” has paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the nine months ended September 30, 2013 and 2012, the Fund I Partnership paid to the Advisor approximately $3.3 million and $1.7 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company has paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor receives the total amount of fees payable pursuant to the Advisory Agreement.

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

11. SUBSEQUENT EVENTS

Derivative Instruments

In October 2013, the Company entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $300.0 million. The forward-starting interest rate swaps have an effective date of January 20, 2015 and will fix LIBOR at 1.81%, with an all-in interest rate ranging from 3.31% to 4.16%, depending on the Company’s consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 20, 2018.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Unexpected delays or costs associated with our development projects;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our Follow-On Offering. From inception through July 18, 2013, we raised gross proceeds of approximately $2.1 billion from the sale of approximately 207.2 million shares of our common stock in our public offerings, including approximately $63.8 million from the sale of approximately 6.5 million shares of our common stock through our distribution reinvestment plan. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan. We may terminate our distribution reinvestment plan offering at any time.

As of September 30, 2013, we directly owned a portfolio that included 293 industrial buildings totaling approximately 56.5 million square feet with 550 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.4 years. Of the 293 industrial buildings we owned and managed as of September 30, 2013:

•	281 industrial buildings totaling approximately 54.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94% occupied (94% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	12 industrial buildings totaling approximately 2.2 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

We have used the net proceeds from our public offerings primarily to make investments in real estate assets. We may continue to acquire real estate assets through funds provided by debt financings, cash flows generated from our operating properties, cash on-hand, or dispositions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of September 30, 2013 and December 31, 2012, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 51.0% and 52.1%, respectively.

Industrial Real Estate Outlook

Industrial property fundamentals continue to reflect global economic conditions. The economic environment has improved over the past three years, including: (i) positive overall gross domestic product (“GDP”) growth; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iii) positive trade growth as reflected in increased port volumes, truck tonnage, and rail carload data; (iv) positive net absorption in certain markets; and (v) improved access to capital for certain companies. While the strength and sustainability of the recovery remain uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased rental costs and lower average re-leasing rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. While we actively seek to lease our vacant space, if economic uncertainty persists, we may experience longer vacancy periods, higher leasing costs, or be required to reduce rental rates on renewals.

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

RESULTS OF OPERATIONS

Summary of 2013 Activities

During the nine months ended September 30, 2013, we completed the following activities:

•	We raised approximately $762.0 million of gross equity capital from the Follow-On Offering.

•	We directly acquired 72 buildings comprising approximately 12.4 million square feet for an aggregate total purchase price of approximately $855.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and debt financings.

•	In September 2013, we acquired our partner’s interest in the Fund I Partnership joint venture for a purchase price of $129.6 million, as well as assumed the Fund I Partnership’s debt in the amount of approximately $241.3 million. As of the date of this acquisition, the Fund I Partnership had acquired 31 buildings aggregating approximately 7.2 million square feet.

•	In September 2013, we entered into a $300.0 million unsecured term loan, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The maturity date is January 15, 2019. The primary interest rate as of September 30, 2013 was 1.78% and is based on LIBOR, plus a margin ranging from 1.50% to 2.35%. Subsequent to September 30, 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge our $300.0 million unsecured term loan. See “Subsequent Events” below for additional detail.

•	As of September 30, 2013, our total operating portfolio was 94% occupied and 94% leased, as compared to 95% occupied and 96% leased as of December 31, 2012.

•	We leased approximately 6.6 million square feet, which included 3.8 million square feet of new leases and expansions and 2.8 million square feet of renewals and future leases. Future leases are new leases for units that are entered into while the units are occupied by the current customer.

We have been in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the three and nine months ended September 30, 2013 and 2012 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2013 and 2012 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Portfolio data:
Consolidated buildings	293	190	147
Unconsolidated buildings (1)	—	29	26

Total buildings	293	219	173

Rentable square feet of consolidated buildings	56,532	36,898	27,871
Rentable square feet of unconsolidated buildings	—	6,181	5,377

Total rentable square feet	56,532	43,079	33,248

Total number of customers	550	414	329

Percent occupied of operating portfolio	94%	95%	96%
Percent occupied of total portfolio	91%	90%	92%

Percent leased of operating portfolio	94%	96%	96%
Percent leased of total portfolio	92%	92%	93%

(1)	In September 2013, we acquired our partner’s interest in the Fund I Partnership joint venture. As of the date of acquisition, the Fund I Partnership included 31 buildings aggregating approximately 7.2 million square feet. Refer to “Note 2” of our condensed consolidated financial statements for further detail regarding this acquisition.

Three and Nine Months Ended September 30, 2013 Compared to Same Periods in 2012

The following table summarizes our results and operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current year and prior year reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 129 buildings owned as of July 1, 2012 and for the nine month periods presented below included 91 buildings owned as of January 1, 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Rental revenues:
Same store operating properties	$31,790	$30,618	$1,172	$61,576	$60,614	$962
Other properties	33,308	4,307	29,001	110,078	25,008	85,070

Total rental revenues	65,098	34,925	30,173	171,654	85,622	86,032

Rental expenses:
Same store operating properties	8,041	7,344	697	16,179	14,681	1,498
Other properties	8,802	1,090	7,712	27,462	5,856	21,606

Total rental expenses	16,843	8,434	8,409	43,641	20,537	23,104

Net operating income:
Same store operating properties	23,749	23,274	475	45,397	45,933	(536)
Other properties	24,506	3,217	21,289	82,616	19,152	63,464

Total net operating income	48,255	26,491	21,764	128,013	65,085	62,928

Other:
Real estate-related depreciation and amortization	(31,025)	(16,446)	(14,579)	(84,909)	(40,547)	(44,362)
General and administrative expenses	(1,661)	(1,327)	(334)	(5,114)	(4,166)	(948)
Asset management fees, related party	(6,077)	(3,214)	(2,863)	(15,831)	(7,977)	(7,854)
Acquisition-related expenses, related party	(5,627)	(2,510)	(3,117)	(10,961)	(7,322)	(3,639)
Acquisition-related expenses	(4,347)	(2,323)	(2,024)	(12,315)	(6,039)	(6,276)
Equity in loss of unconsolidated joint ventures	(1,349)	(491)	(858)	(2,805)	(1,911)	(894)
Interest expense and other	(12,488)	(8,031)	(4,457)	(35,526)	(19,769)	(15,757)
Loss on early extinguishment of debt	—	(874)	874	—	(874)	874
Gain on acquisition of joint venture	26,481	—	26,481	26,481	—	26,481
Incentive fee from acquisition of joint venture	1,985	—	1,985	1,985	—	1,985

Total other	(34,108)	(35,216)	1,108	(138,995)	(88,605)	(50,390)

Net income (loss)	14,147	(8,725)	22,872	(10,982)	(23,520)	12,538
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$14,147	$(8,725)	$22,872	$(10,982)	$(23,520)	$12,538

Weighted-average shares outstanding	203,024	111,996	91,028	170,474	94,484	75,990

Net income (loss) per common share - basic and diluted	$0.07	$(0.08)	$0.15	$(0.06)	$(0.25)	$0.19

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Total rental revenues increased significantly for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the three months ended September 30, 2013, non-same store rental revenues reflects the addition of 161 buildings we acquired since July 1, 2012, and for the nine months ended September 30, 2013, non-same store rental revenues reflects the addition of 199 buildings we acquired since January 1, 2012. The increase in the number of buildings acquired for both the three and nine months ended September 30, 2013 includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s interest in the Fund I Partnership joint venture, which were previously unconsolidated. Same store rental revenues increased 3.8% for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to three customers leasing approximately 0.6 million square feet during the period. Same store rental revenues increased 1.6% for the nine months ended September 30, 2013, as compared to the same period in 2012, as a result of additional rental revenue from three customers leasing approximately 0.6 million square feet during the period, which was partially offset by two customers vacating approximately 0.6 million square feet during the same period.

Rental Expenses. Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings acquired compared to the same periods during 2012. Same store rental expenses increased by 9.5% and 10.2%, respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to expenses incurred for increased real estate taxes.

Other Income and Expenses. Other income and expenses increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to:

•	a gain of approximately $26.5 million as a result of the acquisition of our partner’s interest in the Fund I Partnership joint venture;

•	an increase in real estate-related depreciation and amortization expense resulting from the continued growth of our portfolio since September 30, 2012, as well as an increase in capital expenditures;

•	an increase in acquisition-related expenses for the three and nine months ended September 30, 2013 primarily due to an increase in acquisition activity as compared to the same prior year periods;

•	an increase in asset management fees as a result of the growth of our portfolio;

•	an increase in interest expense primarily due to an increase in net borrowings of $1.0 billion since September 30, 2012, which was partially offset by a lower average interest rate of 3.28% as of September 30, 2013, as compared to 4.03% as of September 30, 2012; and

•	incentive fee income of approximately $2.0 million as a result of the acquisition of our partner’s interest in the Fund I Partnership joint venture.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2013, NOI was $48.3 million and $128.0 million, respectively, as compared to $26.5 million and $65.1 million, respectively, for the three and nine months ended September 30, 2012. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2013 and 2012.

Funds from Operations (“FFO”) and Company-Defined FFO

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. In addition, FFO adjusts for non-recurring gains on the acquisition of certain joint venture properties. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating on-going operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

We have been in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include a non-recurring loss from the early extinguishment of debt in its evaluation of future operating performance as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine exit strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of FFO, Company-defined FFO and MFFO to net income (loss):

					For the Period
	For the Three Months		For the Nine Months		From Inception
	Ended September 30,		Ended September 30,		(May 19, 2009) to
(in thousands, except per share data)	2013	2012	2013	2012	September 30, 2013
Net income (loss)	$14,147	$(8,725)	$(10,982)	$(23,520)	$(80,994)

Net income (loss) per common share	$0.07	$(0.08)	$(0.06)	$(0.25)	$(1.12)

Reconciliation of net income (loss) to FFO:
Net income (loss)	$14,147	$(8,725)	$(10,982)	$(23,520)	$(80,994)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	31,025	16,446	84,909	40,547	169,446
Real estate-related depreciation and amortization of unconsolidated joint venture	1,310	1,723	4,468	4,898	12,946
Gain on acquisition of joint venture	(26,481)	—	(26,481)	—	(26,481)

FFO	$20,001	$9,444	$51,914	$21,925	$74,917

FFO per common share	$0.10	$0.08	$0.30	$0.23	$1.03

Reconciliation of FFO to Company-defined FFO:
FFO	$20,001	$9,444	$51,914	$21,925	$74,917
Add (deduct) Company-defined adjustments:
Acquisition costs	9,974	4,833	23,276	13,361	69,593
Acquisition costs of unconsolidated joint venture	784	54	863	476	3,133
Loss on early extinguishment of debt	—	874	—	874	837

Company-defined FFO	$30,759	$15,205	$76,053	$36,636	$148,480

Company-defined FFO per common share	$0.15	$0.14	$0.45	$0.39	$2.05

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$30,759	$15,205	$76,053	$36,636	$148,480
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(4,507)	(943)	(8,562)	(2,777)	(15,295)
Straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(795)	(145)	(1,612)	(278)	(2,123)

MFFO	$25,457	$14,117	$65,879	$33,581	$131,062

MFFO per common share	$0.13	$0.13	$0.39	$0.36	$1.81

Weighted-average shares outstanding	203,024	111,996	170,474	94,484	72,540

We believe that: (i) our FFO of $20.0 million, or $0.10 per share, as compared to the distribution declared of $31.7 million, or $0.15625 per share, each for the three months ended September 30, 2013; (ii) our FFO of $51.9 million, or $0.30 per share, as compared to the distribution declared of $79.8 million, or $0.46875 per share, each for the nine months ended September 30, 2013; and (iii) our FFO of $74.9 million, or $1.03 per share, as compared to the distributions declared of $169.9 million, or $2.34375 per share, each for the period from Inception (May 19, 2009) to September 30, 2013, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity – Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures. Our primary sources of capital for meeting our cash requirements are: debt financings and cash flows generated by our real estate operations. We terminated the offering of primary shares pursuant to our Follow-On Offering on July 18, 2013, and accordingly, net proceeds from our Follow-On Offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from the sale of primary shares in the Follow-On Offering. Refer to “Note 7” of our condensed consolidated financial statements for further detail on the termination. Over time, we intend to fund a majority of our cash needs from funds provided by debt financings, cash flows generated from our operating properties, our joint venture partnerships, or dispositions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.

Now that our net proceeds have been fully deployed, another non-traded, public REIT, Industrial Property Trust Inc. (“IPT”), which is sponsored by an affiliate of our Sponsor, may have priority over us with regard to the acquisition of industrial properties. The Advisor, subject to the oversight of the board of directors and, under certain circumstances, the investment committee or other committees established by the board of directors, will evaluate potential acquisitions and dispositions, and will engage in negotiations with sellers, investors, and lenders on our behalf.

We believe that our cash on-hand, cash flows from operations, and anticipated financing and disposition activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Total cash provided by (used in):
Operating activities	$54,727	$16,125
Investing activities	(1,041,404)	(736,906)
Financing activities	989,778	723,504

Net increase in cash	$3,101	$2,723

Cash provided by operating activities during the nine months ended September 30, 2013 increased by $38.6 million as compared to the same period in 2012, primarily driven by the growth in performance of our real estate portfolio, which resulted in both an increase in net cash flows generated from our operating properties, as well as an increase in cash provided from net working capital sources.

Cash used in investing activities during the nine months ended September 30, 2013 increased by $304.5 million as compared to the same period in 2012, primarily due to an increase in our acquisition activity during the nine months ended September 30, 2013 as compared to the same prior year period, as well as an increase in capital expenditures.

Cash provided by financing activities during the nine months ended September 30, 2013 increased by $266.3 million as compared to the same period in 2012, primarily as a result of us raising additional capital from our Follow-On Offering and an increase in the level of our borrowings, partially offset by an increase in distributions paid during the nine months ended September 30, 2013.

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

In August 2012, we entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $500.0 million in September 2013. We have the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, we had $170.0 million outstanding under this line of credit; the unused portion was approximately $330.0 million, of which approximately $118.2 million was available.

In connection with the acquisition of our partner’s interest in the Fund I Partnership in September 2013, which is described in “Note 2” of our condensed consolidated financial statements, we assumed a secured line of credit agreement that has an initial aggregate commitment of $140.0 million, with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. This line of credit matures in November 2014, and may be extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on LIBOR, plus 2.25% to 2.75%. The line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when collateral properties are added to the loan agreement. As of September 30, 2013, we had $125.3 million outstanding under this line of credit. The unused portion was approximately $14.7 million, of which approximately $10.9 million was available.

Unsecured Term Loans. In December 2012, we entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes including, but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, there was $200.0 million outstanding with an interest rate of 1.88%.

In March 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps have an effective date of January 14, 2014 and will fix LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Note 5” of our condensed consolidated financial statements for additional details relating to our interest rate swaps.

In September 2013, we entered into a $300.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2019. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.35%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2013, there was $300.0 million outstanding with an interest rate of 1.78%. Subsequent to September 30, 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge this unsecured term loan. See “Subsequent Events” below for additional detail.

Mortgage Note Financings. As of September 30, 2013, we had property-level borrowings of approximately $1.0 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 5” of our condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes, lines of credit, and unsecured term loans contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth restrictions. These covenants may limit our ability to incur additional debt, make borrowings under our unsecured line of credit, or pay distributions. We were in compliance with all debt covenants as of September 30, 2013.

Offering Proceeds. As of September 30, 2013, the aggregate gross proceeds raised from our public offerings were approximately $2.1 billion ($1.9 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2013, 52% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 48% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the fourth quarter of 2013.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2013
September 30	$15,939	50%	$—	—%	$15,786	50%	$31,725
June 30	13,457	52	—	—	12,516	48	25,973
March 31	11,782	53	—	—	10,323	47	22,105

Total	$41,178	52%	$—	—%	$38,625	48%	$79,803

2012
December 31	$10,554	54%	$—	—%	$9,014	46%	$19,568
September 30	9,124	52	284	2	8,089	46	17,497
June 30	5,147	33	3,288	21	7,287	46	15,722
March 31	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

(1)	Determined based on the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.
(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 47% of total distributions since inception.

Refer to “Note 7” of our condensed consolidated financial statements for further detail on distributions.

Redemptions. For the nine months ended September 30, 2013 and 2012, we received eligible redemption requests related to approximately 0.7 million and 0.3 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $6.9 million, or an average price of $9.83 per share, and $3.3 million, or an average price of $9.68 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Derivative Instruments

In October 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $300.0 million. The forward-starting interest rate swaps have an effective date of January 20, 2015 and will fix LIBOR at 1.81%, with an all-in interest rate ranging from 3.31% to 4.16%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 20, 2018.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2012, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 6, 2013 (“2012 Form 10-K”). Except as otherwise disclosed in “Note 5” of our condensed consolidated financial statements relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside of the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, currently or in the future, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. As of September 30, 2013, our critical accounting estimates have not changed from those described in our 2012 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of September 30, 2013, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of September 30, 2013, our consolidated fixed interest rate debt, either directly or through the use of interest rate swap agreements, represented 56% of our total consolidated debt and consisted of mortgage notes. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2013, the fair value and carrying value of our consolidated fixed rate debt was approximately $1.0 billion and $1.0 billion, respectively. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2013. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2013, our consolidated variable interest rate debt represented 44% of our total consolidated debt and consisted of borrowings under our lines of credit, our unsecured term loans, and a mortgage note. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $804.4 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2013, would change our annual interest expense by approximately $394,000.

Derivative Instruments. As of September 30, 2013, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $207.6 million. See “Note 5” of our condensed consolidated financial statements for more information concerning our derivative instruments. In addition, subsequent to September 30, 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge our $300.0 million unsecured term loan. See “Subsequent Events” above for additional detail.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the Amended SRP) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in our second public offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in our initial public offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the Amended SRP) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the Amended SRP. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the Amended SRP) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the Amended SRP is a summary of certain of the terms of the Amended SRP. Please see the full text of the Amended SRP, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions of the Amended SRP.

For the nine months ended September 30, 2013 and 2012, we received eligible redemption requests related to approximately 0.7 million and 0.3 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $6.9 million, or an average price of $9.83 per share, and $3.3 million, or an average price of $9.68 per share, respectively.

The table below summarizes the redemption activity for the three months ended September 30, 2013:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2013	—	$—	—	—
August 31, 2013	—	—	—	—
September 30, 2013	270,130	9.90	270,130	—

Total	270,130	$9.90	270,130	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

November 13, 2013	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

November 13, 2013	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1*	Limited Partnership Interest Purchase Agreement by and among 3NET Indy Investments Inc., IIT North American Industrial Fund I Limited Partner LLC, solely for purposes of Sections 2.01(c)(iii) and 6.02, Public Sector Pension Investment Board, and solely for purposes of Sections 2.01(c)(iii), 5.02, and 6.03, IIT North American Industrial Fund I Limited Partnership, dated as of September 17, 2013.

10.2*	Term Loan Agreement, dated as of September 18, 2013, among Industrial Income Operating Partnership LP, a Delaware limited partnership, as the Borrower; Bank of America, N.A., as Administrative Agent; Regions Bank, as Syndication Agent; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Regions Capital Markets, as Joint Lead Arrangers and Joint Bookrunners.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
*	Furnished herewith.