Form 10-K
period 2013-12-31
Industrial Income Trust Inc.
filed 2014-02-19
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was $1.9 billion (assuming a market value of $10.40 per share based on our offering price as of the date of this report). No established market exists for the registrant’s common stock.

As of February 12, 2014, there were 208.4 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or costs associated with our development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), Industrial Income Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

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

On December 18, 2009, we commenced an initial public offering (the “Initial Offering”) of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced a follow-on public offering (the “Follow-On Offering”) of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our Follow-On Offering. From inception through July 18, 2013, we raised gross proceeds of approximately $2.1 billion from the sale of 207.2 million shares of our common stock in our public offerings, including approximately $63.8 million from the sale of 6.5 million shares of our common stock through our distribution reinvestment plan. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion.

Prior to the Initial Offering, our sole investors were the Advisor and the Sponsor, which purchased 20,000 shares and 200 shares of our common stock, respectively. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 12” to the consolidated financial statements for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of a fourth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2013, by and among us, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

As of December 31, 2013, our consolidated portfolio included 296 industrial buildings totaling approximately 57.2 million square feet with 553 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 296 industrial buildings we owned and managed as of December 31, 2013:

•

284 industrial buildings totaling approximately 54.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94% occupied (95% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

12 industrial buildings totaling approximately 2.4 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

During 2013, we acquired 75 buildings comprising approximately 13.1 million square feet for an aggregate total purchase price of approximately $917.3 million. We funded these acquisitions with proceeds from our public offering and debt financings. In addition, during 2013, we acquired our partner’s equity interest in the IIT North American Industrial Fund I Partnership (the “Fund I Partnership”) joint venture for a purchase price of approximately $129.6 million, as well as assumed the Fund I Partnership’s debt in the amount of approximately $241.3 million. Prior to the transaction and the resulting consolidation of the Fund I Partnership, we had included certain operating data of the Fund I Partnership, which owned 31 buildings aggregating approximately 7.2 million square feet as of the acquisition date, in certain of our total portfolio metrics for the periods the properties were owned by the Fund I Partnership. See “Note 3” to the consolidated financial statements for additional information regarding our 2013 acquisitions.

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

Investment Strategy

We terminated our offering of primary shares pursuant to the Follow-On Offering on July 18, 2013, and we have fully deployed the net proceeds from our public offerings; provided, however that we will use cash flows generated from our operating activities and proceeds from debt financings and dispositions of non-strategic assets for select future acquisition and development opportunities of high-quality distribution warehouses and other industrial properties. The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2013, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties” for further detail). Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements, and may include equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic.

Business Strategy

We seek to achieve our business strategy of providing income in the form of regular cash distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. While a large percentage of our debt financings are typically comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2013, there were no customers that individually represented more than 10% of total annualized base rent, and our 10 largest customers represented approximately 24.4% of total annualized base rent. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates, and us; conflicts with respect to the allocation of the Advisor’s time and its key personnel; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities sponsored or advised by affiliates of the Sponsor, including those in which Sponsor-affiliated entities own interests, may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have a limited operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present, and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay sales commissions, dealer manager fees and acquisition and other fees payable to the Advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, our stockholders should consider our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

Stockholders have experienced dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

Stockholders who have purchased shares of our common stock in our public offerings have incurred immediate dilution equal to the costs of the offering associated with the sale of their shares. This means that investors who purchased our shares of common stock paid a price per share that exceeded the amount available to us to purchase assets and therefore, the value of these assets upon purchase.

We may use the most recent price paid to acquire a share in the Follow-On Offering as the estimated value of our shares until we are required to disclose an estimated per share value of our common stock. The purchase price stockholders paid for shares of our common stock in our public offerings may be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offerings, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.40 per share as of December 31, 2013. The basis for this valuation is the fact that this was the most recent primary share offering price in the Follow-On Offering to third-party investors through arms-length transactions. We will continue to use the most recent primary share offering price as the estimated per share value. Presently, we do not expect to disclose an estimated per share value of our common stock based on an appraisal of our assets until 18 months following the date on which the Follow-On Offering was terminated, which will be no later than January 2015.

Although this estimated value represents the most recent price at which most investors were willing to purchase shares in the Follow-On Offering, it is likely to differ from the price that a stockholder would receive upon a resale of its shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the $10.40 primary offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

We have not determined the policies and procedures that we would use to determine an estimated per share value, and currently there are no SEC, FINRA, federal or state rules that establish requirements concerning the methodologies to employ in determining an estimated per share value. Any methodologies used to determine the estimated per share value of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program; our stockholders may not be able to sell any of their shares of our common stock back to us; and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions; provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of other restrictions and limitations of our share redemption program.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price of primary shares of our common stock in our public offerings was arbitrarily determined. Although the offering price represents the most recent price at which our investors were willing to purchase such shares, it does not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at or below the offering price, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities (which include borrowings), proceeds from the issuance of shares under our distribution reinvestment plan, sales of assets, cash resulting from a waiver or deferral of fees, interest income from our cash balances, or other sources to fund distributions to our stockholders. The use of these sources to fund distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment in shares of our common stock by creating future liabilities, reducing the return on their investment or otherwise.

We have not generated, and from time to time, we may not generate, sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. For the year ended December 31, 2013, 51% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from proceeds from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, or interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

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

On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various Liquidity Events. Our board of directors has engaged a third party advisor to assist us with the exploration of potential strategic alternatives, including but not limited to alternatives for effecting a Liquidity Event. There can be no assurance that we will determine to pursue any strategic alternatives or a Liquidity Event. Our charter does not require us to pursue a Liquidity Event or any transaction to provide liquidity to our stockholders. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

We sold shares of our common stock in fixed price offerings, and continue to sell shares pursuant to our distribution reinvestment plan in a fixed price offering, and the fixed offering price may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of purchase or at any time in the future.

Our public offerings were fixed price offerings, which means that the offering price for shares of our common stock was fixed and did not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price for our public offerings, including our ongoing offering pursuant to our distribution reinvestment plan, in its sole discretion. The various factors considered by our board of directors in determining the fixed offering price for our public offerings were based on a number of assumptions and estimates that may not be accurate or complete. The fixed offering price established for shares of our common stock may not now or in the future accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the fixed offering price may not be indicative of either the price you would receive if you sold your shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

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

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may internalize the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If another investment program, whether sponsored by our Sponsor or otherwise, hires the current executives or key personnel of our Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of our Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and our Advisor’s other key personnel or to maintain a relationship with our Sponsor, which also may adversely affect our ability to conduct our business.

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

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business would be adversely affected by an economic downturn in that sector or in those geographic areas.

Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders. As of December 31, 2013, there were no customers or industries that represented more than 10% of total annual base rent.

The geographic concentration of our properties in certain markets makes our business vulnerable to adverse conditions in those markets.

Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2013, there was one market that represented 10% or more of our total annualized base rent, which was Phoenix at 10.0% of our total annualized base rent. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.

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

A prolonged national or world-wide economic downturn or volatile capital market conditions could harm our operations, cash flows and financial condition and lower returns to stockholders.

If disruptions in the capital and credit markets occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions and/or customer improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

We generally plan to hold cash in permitted investments. Subject to applicable REIT rules, such investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets may result in a loss of some or all of these funds. In particular, during times of economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments is minimal.

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

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without providing notice to or obtaining the consent of our stockholders.

Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and stockholders disagree as to what course of action is in our stockholders’ best interests.

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

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

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

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.

If property vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return to our stockholders.

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

Delays in the acquisition, development and construction of properties may have adverse effects on portfolio diversification, results of operations, and returns to our stockholders’ investment.

Delays we encounter in the acquisition, development and construction of properties could adversely affect our stockholders’ returns. To the extent that such disruptions continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders’ returns until the capital is invested.

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

Value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on our stockholders’ investment.

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of our Sponsor, Industrial Property Trust Inc. (“IPT”) and Dividend Capital Diversified Property Fund Inc. (“DPF”). These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various aspects of the legislation may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisers, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. We expect that the Dodd-Frank Act, together with the significant rulemaking that it requires, will create a new financial regulatory environment that has the potential to significantly increase our costs.

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

We have, and intend to continue to, invest in properties historically used for industrial, manufacturing and commercial purposes. Some of our properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties and future property acquisitions may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties and future property acquisitions may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost, as applicable. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Follow-On Offering have been used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in the investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We have, and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets

(other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real estate assets before non-cash reserves and depreciation and (b) the aggregate cost of our debt and other assets. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2013, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 51.9%.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt secured by our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.

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

Some of our debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

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

We may invest in debt or equity securities of both publicly traded and private real estate-related entities (including preferred equity securities having some of the same characteristics as debt). Our investments in such securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of such securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

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

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

The Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and, accordingly, the Advisor’s management personnel, other employees and affiliates may not be able to devote adequate time to our business activities and the Advisor may not be able to hire adequate additional employees.

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, DPF and IPT. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

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

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor or its affiliates may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates, other Sponsor affiliated entities and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of our Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, IPT and DPF for the same investors and investment opportunities.

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

We may enter into transactions with the Advisor or affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.

We may enter into transactions with the Advisor or with affiliates or other related entities of the Advisor. For example, we may purchase assets from affiliates or other related entities of the Advisor that they currently own or hereafter acquire from third parties. The Advisor may also cause us to enter into a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. We may also purchase properties developed and completed by affiliates of the Advisor or provide loans for the development of properties being developed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by our Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of our Sponsor or its affiliates, our operating results could suffer.

The fees we pay to the Advisor and its affiliates in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates of the Advisor for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

As of December 31, 2013, we had paid, in the aggregate, $302.3 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $130.7 million of sales commissions, of which a substantial portion was reallowed to third parties, $51.1 million of dealer manager fees, of which a substantial portion was reallowed to third parties, $40.3 million of asset management fees, $39.1 million of acquisition fees, $36.3 million of organization and offering expenses, and $4.8 million of other expenses.

We will compete with entities sponsored or advised by affiliates of our Sponsor for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of our Sponsor whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as entities sponsored or advised by affiliates of our Sponsor are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of our Sponsor. Certain entities sponsored or advised by affiliates of our Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

In the event that an investment opportunity with respect to (i) industrial properties located in the U.S. or Mexico and (ii) debt investments related to industrial properties located in the U.S. or Mexico (if such debt is intended to provide the entity making the investment with the opportunity to acquire the equity ownership in the underlying industrial asset) is equally suitable for us and one or more entities sponsored or advised by affiliates of our Sponsor, then the Advisor will utilize a reasonable allocation method to determine which investments are presented to our board of directors as opposed to the board of directors of such other program or programs. Notwithstanding the foregoing, entities sponsored or advised by affiliates of our Sponsor have been given, and in the future may be given, priority over us with respect to the acquisition of certain types of investments. For example, subject to changes approved by the Conflicts Resolution Committee, if an investment is equally suitable for each of IPT, DPF and/or us, until such time as DPF is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested, DPF has priority over us and IPT for all types of real estate or debt investment opportunities other than the industrial property investments described above. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. Our Sponsor may propose a new allocation procedure, but such procedure may not preclude the allocation of attractive investments to IPT, DPF or other entities sponsored or advised by affiliates of our Sponsor.

If we invest in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

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

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were not treated as a taxable REIT subsidiary, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 20% preferential rate. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

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

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market.

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

The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. We expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate-related securities, and will otherwise be considered to be in the real estate business.

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

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption, as interpreted by the staff of the SEC, generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets (as such terms have been interpreted by the staff of the SEC under the Investment Company Act), and no more than 20% may be comprised of assets that are neither qualifying assets nor real estate -related assets. Qualifying assets for this purpose include certain mortgage loans and other assets that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets those assets that do not qualify for treatment as qualifying assets, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

In addition, we, the Operating Partnership and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exemption provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs (and/or their subsidiaries), including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions discussed above or other exemptions from the definition of investment company under the Investment Company Act upon which we may rely, we may be required to change the way we conduct our business or adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage and other business strategies would be substantially reduced. Our business could be materially and adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.

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

ERISA RISKS

If our assets are deemed to be Employee Retirement Income Security Act of 1974, as Amended (“ ERISA”), plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

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

As of December 31, 2013, our consolidated portfolio included 296 industrial buildings totaling approximately 57.2 million square feet with 553 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 296 industrial buildings we owned and managed as of December 31, 2013:

•

284 industrial buildings totaling approximately 54.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94% occupied (95% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

12 industrial buildings totaling approximately 2.4 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our consolidated portfolio by building type as of December 31, 2013:

Building Type	Description	Percent of Total Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-tenant	91.9%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-tenant	6.8
Flex industrial	Includes assembly or research and development, primarily multi-tenant	1.3

		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2013, the average effective annual rent per square foot of our consolidated portfolio (calculated by dividing total annualized base rent, which accounts for tenant concessions, by total occupied square footage) was approximately $4.44. The following table summarizes our portfolio by market as of December 31, 2013:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet	Occupied Rate (1)	Leased Rate (1)	Annualized Base Rent (2)	Percent of Total Annualized Base Rent (2)
Operating Properties:
Atlanta	20	6,206	88.3%	88.9%	$16,817	7.3%
Austin	7	748	97.4	97.4	4,193	1.8
Baltimore / D.C.	24	4,550	94.6	94.6	21,608	9.3
Chicago	19	3,967	81.6	81.6	14,625	6.3
Dallas	27	3,746	93.3	96.0	14,870	6.4
Denver	1	554	100.0	100.0	3,348	1.4
Houston	27	2,803	88.1	89.0	12,527	5.4
Indianapolis	7	2,698	100.0	100.0	11,908	5.1
Memphis	6	2,176	90.8	90.8	5,615	2.4
Nashville	6	2,531	100.0	100.0	8,918	3.9
New Jersey	11	2,074	94.4	94.4	10,633	4.6
Pennsylvania	29	5,249	96.9	96.9	22,553	9.7
Phoenix	17	4,646	97.4	97.4	23,178	10.0
Portland	21	1,423	89.7	89.7	6,861	3.0
Salt Lake City	4	1,140	97.9	97.9	5,200	2.2
San Francisco Bay Area	7	1,084	97.4	97.4	5,339	2.3
Seattle / Tacoma	9	1,509	92.5	99.6	5,782	2.5
South Florida	20	1,607	97.5	97.5	11,337	4.9
Southern California	21	5,936	100.0	100.0	22,177	9.6
Tampa	1	147	100.0	100.0	943	0.4

Subtotal Operating	284	54,794	94.1	94.6	228,432	98.5

Development Properties:
Dallas	1	301	-	100.0	-	-
New Jersey	6	637	46.4	46.4	2,764	1.2
San Francisco Bay Area	1	85	38.8	38.8	277	0.1
Seattle / Tacoma	1	441	86.5	86.5	371	0.2
South Florida	1	186	-	100.0	-	-
Southern California	2	786	-	-	-	-

Subtotal Development	12	2,436	29.2	49.1	3,412	1.5

Total Portfolio	296	57,230	91.3%	92.6%	$231,844	100.0%

(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2013, multiplied by 12.

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

Lease Expirations. As of December 31, 2013, the weighted-average remaining lease term (based on square feet) of our consolidated occupied portfolio was approximately 5.3 years, excluding renewal options. The following table summarizes the lease expirations of our consolidated occupied portfolio for leases in place as of December 31, 2013, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet	Percent of Total Occupied Square Feet	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)
2014	100	5,389	10.3%	$24,276	10.5%
2015	115	5,246	10.0	25,029	10.8
2016	90	5,970	11.4	27,433	11.8
2017	80	4,582	8.8	22,318	9.6
2018	73	7,708	14.8	31,650	13.7
2019	43	5,307	10.2	26,220	11.3
2020	27	2,981	5.7	12,728	5.5
2021	20	4,772	9.1	21,063	9.1
2022	20	3,910	7.5	17,495	7.5
2023	18	1,558	3.0	5,778	2.5
Thereafter	21	4,824	9.2	17,854	7.7

Total occupied	607	52,247	100.0%	$231,844	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2013, multiplied by 12.

Customer Diversification. As of December 31, 2013, there were no customers that individually represented more than 10% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 12.5 million square feet as of December 31, 2013:

Customer	Percent of Total Annualized Base Rent	Percent of Total Occupied Square Feet
Amazon.com, LLC	5.9%	4.7%
Home Depot USA INC.	4.4	4.5
Hanesbrands, Inc.	2.6	2.5
Belkin International	2.3	1.5
CEVA Logistics U.S.	2.2	2.7
Solo Cup Company	1.9	3.1
United Natural Foods, Inc.	1.5	1.1
GlaxoSmithKlein	1.4	1.2
Harbor Freight Tools	1.1	1.5
Bunzl Distribution USA, Inc.	1.1	1.1

Total	24.4%	23.9%

The majority of our customers do not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our consolidated portfolio by industry classifications of our customers as of December 31, 2013:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)	Occupied Square Feet	Percent of Total Occupied Square Feet
Food & Beverage	45	$21,595	9.3%	4,417	8.5%
Transportation / Logistics	45	20,854	9.0	5,553	10.6
Home Improvement	31	18,184	7.8	4,426	8.5
Computer / Electronics	27	16,642	7.2	3,245	6.2
Online Retail	5	14,384	6.2	2,575	4.9
Auto	37	11,906	5.1	3,028	5.8
Apparel / Clothing	11	11,636	5.0	2,930	5.6
Manufacturing	39	11,087	4.8	2,612	5.0
Paper / Plastics Manufacturing	10	7,538	3.3	2,218	4.2
Construction / Engineering	43	7,396	3.2	1,572	3.0
Other	314	90,622	39.1	19,671	37.7

Total	607	$231,844	100.0%	52,247	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2013, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our lines of credit and unsecured term loans, and under our mortgage note financings. As of December 31, 2013, we had approximately $1.9 billion of consolidated indebtedness, with a weighted-average interest rate of 3.39%. The total gross book value of properties encumbered by debt as of December 31, 2013 was $2.3 billion. See “Note 6” to the consolidated financial statements and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited, to a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Our board of directors has engaged a third party advisor to assist us with the exploration of potential strategic alternatives, including but not limited to alternatives for effecting a Liquidity Event. There can be no assurance that we will determine to pursue any strategic alternatives or a Liquidity Event.

From December 18, 2009 to April 16, 2012, we offered up to $2.0 billion in shares of our common stock pursuant to an effective registration statement, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. From April 17, 2012 to July 18, 2013, we offered up to $2.4 billion in shares of our common stock pursuant to an effective registration statement in the Follow-On Offering, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to the Follow-On Offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. In each case, the offering price was arbitrarily determined by our board of directors.

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings or that may participate in any future offering of our shares in their efforts to comply with NASD Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.40 per share as of December 31, 2013. The basis for this valuation is the fact that this was the most recent primary share offering price in the Follow-On Offering to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.40 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Follow-On Offering was not based on appraisals of the assets we currently own or may own in the future. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.40 per share.

We will continue to use the most recent primary share offering price as the estimated per share value until 18 months following the date on which the most recently completed primary offering has expired or been terminated. Following such 18-month period, and if we have not commenced a subsequent offering of primary shares, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. We may be required, due to rules that may be adopted by FINRA, the SEC or the states, to disclose an estimated per share value based on a valuation earlier than presently anticipated. Presently, we do not expect to disclose an estimated per share value of our common stock based on an appraisal of our assets until 18 months following the date on which the Follow-On Offering was terminated, which will be no later than January 2015.

Holders

As of February 12, 2014, we had 208.4 million shares of our common stock outstanding, held by a total of 54,008 stockholders, including shares held by our affiliates.

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

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed (the “Original Purchase Price”), and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that a stockholder has held its shares of our common stock subject to redemption, as described in the table below (the “Holding Period Discount Table”), which has been posted on our website at www.industrialincome.com. Except as noted below, the redemption price (the “Redemption Price”) will be calculated by multiplying the Original Purchase Price by the applicable Holding Period Discount. Shares purchased through our distribution reinvestment plan, regardless of the offering in which they were purchased, will not be subject to the Holding Period Discount. With respect to shares of our common stock purchased pursuant to our initial public offering, including shares purchased through our distribution reinvestment plan pursuant to our initial public offering, the Redemption Price will be determined as described above, however the Original Purchase Price paid for such shares first will be increased by four percent, which is the amount by which the offering price increased between our initial public offering and our second public offering (the “Initial Offering Adjustment”) subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder, as described below.

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

For the years ended December 31, 2013 and 2012, we received eligible redemption requests related to approximately 0.9 million and 0.6 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $9.2 million, or an average price of $9.82 per share, and $6.0 million, or an average price of $9.78 per share, respectively.

The table below summarizes the redemption activity for the three months ended December 31, 2013:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2013	-	$-	-	-
November 30, 2013	-	-	-	-
December 31, 2013	234,612	9.79	234,612	-

Total	234,612	$9.79	234,612	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

Distributions

Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter since 2010 through the first quarter of 2014. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period.

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

There can be no assurances that the current distribution rate or distribution amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions. We intend to pay distributions for the first quarter of 2014 on or around April 15, 2014.

The following table outlines sources used to pay total distributions (including cash distributions and distributions reinvested pursuant to our distribution reinvestment plan) for the periods indicated below. Refer to “Capital Resources and Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail on distributions.

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2013
December 31	$16,199	50%	$-	-%	$16,102	50%	$32,301
September 30	15,939	50	-	-	15,786	50	31,725
June 30	13,457	52	-	-	12,516	48	25,973
March 31	11,782	53	-	-	10,323	47	22,105

Total	$57,377	51%	$-	-%	$54,727	49%	$112,104

2012
December 31	$10,554	54%	$-	-%	$9,014	46%	$19,568
September 30	9,124	52	284	2	8,089	46	17,497
June 30	5,147	33	3,288	21	7,287	46	15,722
March 31	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

(1)	Determined based on the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.

(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 47% of total distributions since inception.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plan, see “Note 10” to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

					For the Period from Inception (May 19, 2009) to December 31, 2009 (1)
	For the Year Ended December 31,
(in thousands, except per share data and building count)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Operating data:
Total revenues	$249,852	$127,893	$51,650	$4,105	$-
Total operating expenses	$(239,694)	$(130,671)	$(60,295)	$(11,342)	$(854)
Total other expenses	$(25,298)	$(32,802)	$(16,708)	$(988)	$-
Net loss	$(15,140)	$(35,580)	$(25,353)	$(8,225)	$(854)
Net loss attributable to common stockholders	$(15,140)	$(35,580)	$(25,353)	$(8,225)	$(78)
Net loss per common share—basic and diluted	$(0.08)	$(0.35)	$(0.68)	$(1.74)	$-
Weighted-average shares outstanding	179,619	102,215	37,423	4,738	-

Distributions:
Total distributions declared	$112,104	$63,826	$23,321	$2,937	$-
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$-

Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss	$(15,140)	$(35,580)	$(25,353)	$(8,225)	$(854)
Total NAREIT-defined adjustments	$99,345	$67,452	$23,986	$1,577	$-
Total Company-defined adjustments	$25,252	$23,434	$19,549	$6,441	$-

Company-defined FFO	$109,457	$55,306	$18,182	$(207)	$(854)

Cash flow data:
Net cash provided by (used in) operating activities	$86,888	$27,372	$2,234	$(6,643)	$(17)
Net cash used in investing activities	$(1,107,276)	$(1,250,139)	$(743,374)	$(228,691)	$-
Net cash provided by financing activities	$1,014,196	$1,234,383	$726,440	$262,782	$203

	As of December 31,
	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Balance sheet data:
Net investment in real estate properties	$3,499,570	$2,122,941	$907,412	$225,554	$-
Investment in unconsolidated joint ventures	$8,066	$96,490	$64,788	$-	$-
Cash and cash equivalents	$18,358	$24,550	$12,934	$27,634	$186
Total assets	$3,614,064	$2,294,948	$1,013,225	$261,171	$2,185
Debt	$1,876,631	$1,195,218	$509,846	$125,713	$-
Total liabilities	$2,021,982	$1,268,867	$540,432	$138,271	$2,835
Total stockholders’ equity	$1,592,081	$1,026,080	$472,792	$122,899	$(652)
Total gross equity raised (during the period)	$777,736	$730,991	$446,049	$155,712	$-
Shares outstanding	206,743	132,424	60,550	15,697	20

Portfolio data:
Consolidated buildings	296	190	94	25	-
Unconsolidated buildings	1	29	18	-	-

Total buildings	297	219	112	25	-

Rentable square feet of consolidated buildings	57,230	36,898	15,787	3,402	-
Rentable square feet of unconsolidated buildings	180	6,181	4,295	-	-

Total rentable square feet	57,410	43,079	20,082	3,402	-

Total number of customers	553	414	254	43	-
Percent occupied of operating portfolio	94%	95%	98%	98%	-%
Percent occupied of total portfolio	91%	90%	92%	98%	-%
Percent leased of operating portfolio	95%	96%	98%	98%	-%
Percent leased of total portfolio	93%	92%	92%	98%	-%

(1)	The SEC declared our initial registration statement for the Initial Offering effective on December 18, 2009. We broke escrow for the Initial Offering on March 31, 2010 and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. We have been in the acquisition phase of our life cycle for the periods presented, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our year-over-year financial data is not directly comparable.

(2)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined Funds from Operations (“FFO”), as well as a detailed reconciliation of our net loss to Company-defined FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 18, 2009, we commenced the Initial Offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced the Follow-On Offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our Follow-On Offering. From inception through July 18, 2013, we raised gross proceeds of approximately $2.1 billion from the sale of 207.2 million shares of our common stock in our public offerings, including approximately $63.8 million from the sale of 6.5 million shares of our common stock through our distribution reinvestment plan. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion.

As of December 31, 2013, our portfolio included 296 industrial buildings totaling approximately 57.2 million square feet with 553 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 296 industrial buildings we owned and managed as of December 31, 2013:

•

284 industrial buildings totaling approximately 54.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94% occupied (95% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

12 industrial buildings totaling approximately 2.4 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

We have used the net proceeds from our public offerings primarily to make investments in real estate assets. We will continue to focus on select acquisition and development opportunities consisting primarily of high-quality distribution warehouses and other industrial properties that we could acquire through funds provided by debt financings, cash flows generated from our operating activities, cash on-hand or proceeds from dispositions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of December 31, 2013 and December 31, 2012, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 51.9% and 52.1%, respectively.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show prospects for improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) positive growth in U.S. gross domestic product (“GDP”) over the past 11 quarters; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth.

While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 10% compounded annual growth rate over the past four years. The resurgence in export / import levels has generated increased demand for industrial space in the key U.S. logistic markets resulting in 14 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Since the recession, the volume of mortgage lending for commercial real estate and unsecured credit for REITs has also increased and lending terms have improved; however, lending criteria may become more stringent, which may affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2013 Activities

During the year ended December 31, 2013, we completed the following activities:

•	We raised approximately $777.7 million of gross equity capital from the Follow-On Offering.

•

We acquired 75 buildings comprising approximately 13.1 million square feet for an aggregate total purchase price of approximately $917.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Follow-On Offering and debt financings.

•

In September 2013, we acquired our partner’s equity interest in the Fund I Partnership joint venture for a purchase price of $129.6 million, as well as assumed the Fund I Partnership’s debt in the amount of approximately $241.3 million. As of the date of this acquisition, the Fund I Partnership had acquired 31 buildings aggregating approximately 7.2 million square feet.

•

In September 2013, we entered into a $300.0 million unsecured term loan, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan has a maturity date in January 2019. The primary interest rate as of December 31, 2013 was 1.97% and is based on LIBOR, plus a margin ranging from 1.50% to 2.35%.

•	In September 2013, we expanded the commitment of our unsecured line of credit by $100.0 million to $500.00 million.

•

In November 2013, we amended and restated our $140.0 million secured line of credit, which decreased the interest rate spread from LIBOR plus 2.25% to 2.75% to LIBOR plus 1.80% to 2.65% and extended the maturity date from November 2014 to January 2017.

•	As of December 31, 2013, our total operating portfolio was 94% occupied and 95% leased, as compared to 95% occupied and 96% leased as of December 31, 2012.

•

We leased approximately 8.5 million square feet, which included 5.1 million square feet of new leases and expansions and 3.4 million square feet of renewals and future leases. Future leases are new leases for units that are entered into while the units are occupied by the current customer.

We have been in the acquisition phase of our life cycle and as such, the results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the years ended December 31, 2013, 2012, and 2011 are not directly comparable, nor are our results of operations for the years ended December 31, 2013, 2012, and 2011 indicative of those expected in future periods.

Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table summarizes our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current year and prior year reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below included 91 buildings owned as of January 1, 2012.

	For the Year Ended
	December 31,
($ and square feet in thousands, except per share data)	2013	2012	Change
Rental revenues:
Same store operating properties	$81,282	$81,249	$33
Other properties	168,570	46,644	121,926

Total revenues	249,852	127,893	121,959

Rental expenses:
Same store operating properties	21,137	19,704	1,433
Other properties	42,884	10,970	31,914

Total rental expenses	64,021	30,674	33,347

Net operating income:
Same store operating properties	60,145	61,545	(1,400)
Other properties	125,686	35,674	90,012

Total net operating income	185,831	97,219	88,612

Other:
Real estate-related depreciation and amortization	(121,339)	(60,479)	(60,860)
General and administrative expenses	(6,882)	(5,699)	(1,183)
Asset management fees, related party	(23,063)	(11,918)	(11,145)
Acquisition-related expenses, related party	(11,477)	(12,715)	1,238
Acquisition-related expenses	(12,912)	(9,186)	(3,726)
Equity in loss of unconsolidated joint venture	(2,866)	(2,944)	78
Interest expense and other	(50,898)	(29,021)	(21,877)
Loss on early extinguishment of debt	-	(837)	837
Gain on acquisition of joint venture	26,481	-	26,481
Incentive fee from acquisition of joint venture	1,985	-	1,985

Total other	(200,971)	(132,799)	(68,172)

Net loss	(15,140)	(35,580)	20,440
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(15,140)	$(35,580)	$20,440

Weighted-average shares outstanding	179,619	102,215	77,404

Net loss per common share—basic and diluted	$(0.08)	$(0.35)	$0.27

	As of December 31,
	2013	2012	Change
Portfolio data:
Consolidated buildings	296	190	106
Unconsolidated buildings	1	29	(28)

Total buildings	297	219	78

Rentable square feet of consolidated buildings	57,230	36,898	20,332
Rentable square feet of unconsolidated buildings	180	6,181	(6,001)

Total rentable square feet	57,410	43,079	14,331

Total number of customers	553	414	139
Percent occupied of operating portfolio	94%	95%	(1%)
Percent occupied of total portfolio	91%	90%	1%
Percent leased of operating portfolio	95%	96%	(1%)
Percent leased of total portfolio	93%	92%	1%

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased significantly for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the year ended December 31, 2013, non-same store rental revenues reflects the addition of 202 buildings we acquired since January 1, 2012, which includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in the Fund I Partnership joint venture that were previously unconsolidated. Same store rental revenues for the year ended December 31, 2013 increased slightly as compared to the same period in 2012, primarily due to 12 customers leasing approximately 1.3 million square feet, offset by four customers vacating approximately 920,000 square feet. Excluding the four customers, rental revenues from all other same store properties grew 4.3% for the year ended December 31, 2013.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings acquired compared to the same period during 2012. Same store rental expenses increased by 7.3% for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to an increase in real estate taxes and higher repair and maintenance costs, partially offset by a decrease in property insurance expenses.

Other Income and Expenses. Other income and expenses both increased for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from the continued growth of our portfolio since December 31, 2012, as well as an increase in capital expenditures;

•

an increase in interest expense primarily due to an increase in net borrowings of $681.4 million since December 31, 2012, which was partially offset by a lower average interest rate of 3.39% as of December 31, 2013, as compared to 3.71% as of December 31, 2012; and

•	an increase in asset management fees as a result of the growth of our portfolio; all partially offset by

•	a gain of approximately $26.5 million as a result of the acquisition of our partner’s equity interest in the Fund I Partnership joint venture; and

•	incentive fee income of approximately $2.0 million as a result of the acquisition of our partner’s equity interest in the Fund I Partnership joint venture.

Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table summarizes our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The same store operating portfolio for the periods presented below included 25 buildings owned as of January 1, 2011.

	For the Year Ended December 31,
($ and square feet in thousands, except per share data)	2012	2011	Change
Rental revenues:
Same store operating properties	$21,875	$22,779	$(904)
Other properties	106,018	28,871	77,147

Total revenues	127,893	51,650	76,243

Rental expenses:
Same store operating properties	5,312	5,112	200
Other properties	25,362	6,019	19,343

Total rental expenses	30,674	11,131	19,543

Net operating income:
Same store operating properties	16,563	17,667	(1,104)
Other properties	80,656	22,852	57,804

Total net operating income	97,219	40,519	56,700

Other:
Real estate-related depreciation and amortization	(60,479)	(22,481)	(37,998)
General and administrative expenses	(5,699)	(3,840)	(1,859)
Asset management fees, related party	(11,918)	(4,868)	(7,050)
Acquisition-related expenses, related party	(12,715)	(10,378)	(2,337)
Acquisition-related expenses	(9,186)	(7,597)	(1,589)
Equity in loss of unconsolidated joint venture	(2,944)	(2,034)	(910)
Interest expense and other	(29,021)	(14,674)	(14,347)
Loss on early extinguishment of debt	(837)	-	(837)

Total other	(132,799)	(65,872)	(66,927)

Net loss	(35,580)	(25,353)	(10,227)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(35,580)	$(25,353)	$(10,227)

Weighted-average shares outstanding	102,215	37,423	64,792

Net loss per common share—basic and diluted	$(0.35)	$(0.68)	$0.33

	As of December 31,
	2012	2011	Change
Portfolio data:
Consolidated buildings	190	94	96
Unconsolidated buildings	29	18	11

Total buildings	219	112	107

Rentable square feet of consolidated buildings	36,898	15,787	21,111
Rentable square feet of unconsolidated buildings	6,181	4,295	1,886

Total rentable square feet	43,079	20,082	22,997

Total number of customers	414	254	160
Percent occupied of operating portfolio	95%	98%	(3%)
Percent occupied of total portfolio	90%	92%	(2%)
Percent leased of operating portfolio	96%	98%	(2%)
Percent leased of total portfolio	92%	92%	-%

Rental Revenues. Rental revenues increased significantly for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to an increase in non-same store rental revenues from an additional 165 consolidated industrial buildings owned during the period from January 1, 2011 to December 31, 2012 as compared to the prior year period. Same store rental revenues decreased 4.0% for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to two customers vacating approximately 249,000 square feet; rental revenue from all other same store properties grew an aggregate 2.9% for the year ended December 31, 2012.

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

•

an increase in equity in loss of the unconsolidated joint venture due primarily to an increase in real estate-related depreciation and amortization expense and interest expense resulting primarily from an increased level of investment in properties and an increase in net borrowings, which was partially offset by positive net operating income; and

•

a $0.9 million loss from the early retirement of debt as a result of us terminating our $160.0 million secured line of credit prior to its December 2013 maturity date, in conjunction with replacing our secured line with a $300.0 million unsecured line of credit in August 2012.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2013, 2012 and 2011, NOI was $185.8 million, $97.2 million and $40.5 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the years ended December 31, 2013, 2012 and 2011.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

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

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. In addition, FFO adjusts for non-recurring gains or losses on the acquisition of certain joint venture properties. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization and gains or losses on sales of assets. Similar to Company-defined FFO, MFFO excludes acquisition-related costs and loss from the early extinguishment of debt. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

We have been in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include a non-recurring loss from the early extinguishment of debt in its evaluation of future operating performance as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of FFO, Company-defined FFO and MFFO to net loss:

	For the Year Ended December 31,			For the Period From Inception (May 19, 2009) to December 31, 2013
(in thousands, except per share data)	2013	2012	2011
Net loss	$(15,140)	$(35,580)	$(25,353)	$(85,152)

Net loss per common share	$(0.08)	$(0.35)	$(0.68)	$(1.05)

Reconciliation of net loss to FFO:
Net loss	$(15,140)	$(35,580)	$(25,353)	$(85,152)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	121,339	60,479	22,481	205,876
Real estate-related depreciation and amortization of unconsolidated joint venture	4,487	6,973	1,505	12,965
Gain on acquisition of joint venture	(26,481)	-	-	(26,481)

FFO	$84,205	$31,872	$(1,367)	$107,208

FFO per common share	$0.47	$0.31	$(0.04)	$1.32

Reconciliation of FFO to Company-defined FFO:
FFO	$84,205	$31,872	$(1,367)	$107,208
Add (deduct) Company-defined adjustments:
Acquisition costs	24,389	21,901	17,975	70,706
Acquisition costs of unconsolidated joint venture	863	696	1,574	3,133
Loss on early extinguishment of debt	-	837	-	837

Company-defined FFO	$109,457	$55,306	$18,182	$181,884

Company-defined FFO per common share	$0.61	$0.54	$0.49	$2.25

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$109,457	$55,306	$18,182	$181,884
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(14,108)	(4,602)	(2,085)	(20,841)
Straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(1,612)	(336)	(175)	(2,123)

MFFO	$93,737	$50,368	$15,922	$158,920

MFFO per common share	$0.52	$0.49	$0.43	$1.96

Weighted-average shares outstanding	179,619	102,215	37,423	80,990

We believe that: (i) our FFO of $84.2 million, or $0.47 per share, as compared to the distributions declared of $112.1 million, or $0.6250 per share, each for the year ended December 31, 2013; and (ii) our FFO of $107.2 million, or $1.32 per share, as compared to the distributions declared of $202.2 million, or $2.50 per share, each for the period from Inception (May 19, 2009) to December 31, 2013, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are: cash flows generated by our real estate operations, debt financings and refinancings, and potential asset sales. Our principal uses of funds are and will continue to be for select acquisition and development of properties and other investments, operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures, which we expect to be able to pay over the next 12 months from our primary sources of capital. We terminated our offering of primary shares pursuant to the Follow-On Offering on July 18, 2013, and accordingly, net proceeds from our Follow-On Offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from our public offerings. Refer to “Note 9” to the consolidated financial statements for further detail on the termination.

We believe that our cash on-hand, cash flows from operations, and anticipated financing and disposition activities will be sufficient to meet our anticipated future operating, distribution, debt service, and development and other capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Total cash provided by (used in):
Operating activities	$86,888	$27,372	$2,234
Investing activities	(1,107,276)	(1,250,139)	(743,374)
Financing activities	1,014,196	1,234,383	726,440

Net increase (decrease) in cash	$(6,192)	$11,616	$(14,700)

2013 Cash Flows Compared to 2012 Cash Flows

Cash provided by operating activities during the year ended December 31, 2013 increased by $59.5 million as compared to the same period in 2012, primarily driven by the growth in performance of our real estate portfolio, which resulted in both an increase in net cash flows generated from our operating properties, as well as an increase in cash provided from net working capital sources.

Cash used in investing activities during the year ended December 31, 2013 decreased by $142.9 million as compared to the same period in 2012, primarily due to a lower level of acquisition activity during the year ended December 31, 2013 as compared to the same prior year period, partially offset by an increase in capital expenditures and development activities.

Cash provided by financing activities during the year ended December 31, 2013 decreased by $220.2 million as compared to the same period in 2012, primarily due to a lower level of borrowings, partially offset by an increase in additional capital raised from the Follow-On Offering as compared to the same prior year period.

2012 Cash Flows Compared to 2011 Cash Flows

Cash provided by operating activities during 2012 increased by $25.1 million as compared to 2011, primarily driven by the growth in our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, partially offset by a decrease in working capital sources.

Cash used in investing activities during 2012 increased by $506.8 million as compared to 2011, primarily due to our increased acquisition activity.

Cash provided by financing activities during 2012 increased by $507.9 million as compared to 2011, as a result of us raising additional capital from our public offerings, as well as a net increase in our debt financings in connection with our acquisitions.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. In August 2012, we entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million, which was subsequently increased to $500.0 million in September 2013. We have the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, we had approximately $165.0 million outstanding under this line of credit; the unused portion was approximately $335.0 million, of which approximately $112.3 million was available.

In connection with the acquisition of our partner’s equity interest in the Fund I Partnership in September 2013, which is described in “Note 3” to the consolidated financial statements, we assumed a secured line of credit agreement that had an initial aggregate commitment of $140.0 million, with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. In November 2013, we extended the maturity date from November 2014 to January 2017, which may be further extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.80% to 2.65%. The line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. As of December 31, 2013, we had approximately $85.0 million outstanding under this line of credit. The unused portion was approximately $55.0 million, of which approximately $11.4 million was available.

Unsecured Term Loans. In December 2012, we entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes including, but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, there was $200.0 million outstanding under this term loan with an interest rate of 2.12%.

In March 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps have an effective date of January 14, 2014 and will fix LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Note 6” to the consolidated financial statements for additional details relating to our interest rate swaps.

In September 2013, we entered into a $300.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2019. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.35%, depending on our consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, there was $300.0 million outstanding under this term loan with an interest rate of 1.97%.

In October 2013, we entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $300.0 million. The forward-starting interest rate swaps have an effective date of January 20, 2015 and will fix LIBOR at 1.81%, with an all-in interest rate ranging from 3.31% to 4.16%, depending on our consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 20, 2018. Refer to “Note 6” to the consolidated financial statements for additional details relating to our interest rate swaps.

Mortgage Note Financings. As of December 31, 2013, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 6” to the consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes, lines of credit, and unsecured term loans contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of December 31, 2013.

Offering Proceeds. As of December 31, 2013, the aggregate gross proceeds raised from our public offerings were approximately $2.1 billion ($1.9 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2013, 51% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first quarter of 2014.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2013
December 31	$16,199	50%	$-	-%	$16,102	50%	$32,301
September 30	15,939	50	-	-	15,786	50	31,725
June 30	13,457	52	-	-	12,516	48	25,973
March 31	11,782	53	-	-	10,323	47	22,105

Total	$57,377	51%	$-	-%	$54,727	49%	$112,104

2012
December 31	$10,554	54%	$-	-%	$9,014	46%	$19,568
September 30	9,124	52	284	2	8,089	46	17,497
June 30	5,147	33	3,288	21	7,287	46	15,722
March 31	1,854	17	4,283	39	4,902	44	11,039

Total	$26,679	42%	$7,855	12%	$29,292	46%	$63,826

(1)	Determined based on the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.

(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 47% of total distributions since inception.

Refer to “Note 9” to the consolidated financial statements for further detail on distributions.

Redemptions. For the years ended December 31, 2013 and 2012, we received eligible redemption requests related to approximately 0.9 million and 0.6 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $9.2 million, or an average price of $9.82 per share, and $6.0 million, or an average price of $9.78 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2013, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$71,996	$369,613	$608,331	$1,241,911	$2,291,851
Unfunded development commitments (2)	43,013	-	-	-	43,013

Total	$115,009	$369,613	$608,331	$1,241,911	$2,334,864

(1)	Includes principal and interest on debt. See “Note 6” to the consolidated financial statements for more detail.

(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is to be applied retrospectively and is effective for the Company beginning January 1, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Investment in Real Estate Properties

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. The purchase price allocation is preliminarily based on our estimate of the fair value determined from all available information and therefore, is subject to change upon the completion of our analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Impairment of Real Estate Properties

We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation value require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

Rental Revenue

We record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and certain other recoverable property operating expenses, and is recognized as rental revenue in the period the applicable expenses are incurred. The computation of tenant reimbursement revenue is complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of real estate taxes and operating expenses. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to tenant reimbursement revenue when the final bills are prepared, which occurs during the first half of the subsequent year.

We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the customer is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of December 31, 2013, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of December 31, 2013, our consolidated fixed interest rate debt consisted of mortgage notes and represented 59.6% of our total consolidated debt (86.2% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $500.0 million unsecured term loans). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2013, both the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2013, our consolidated variable interest rate debt consisted of borrowings under our lines of credit, our unsecured term loans, and a mortgage note, and represented 40.4% of our total consolidated debt (13.8% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $500.0 million unsecured term loans). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $759.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2013, would change our annual interest expense by approximately $297,000.

Derivative Instruments. As of December 31, 2013, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 6” to the consolidated financial statements for more information concerning our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Denver, Colorado

February 19, 2014

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2013	2012
ASSETS
Net investment in real estate properties	$3,499,570	$2,122,941
Investment in unconsolidated joint ventures	8,066	96,490
Cash and cash equivalents	18,358	24,550
Restricted cash	2,813	1,926
Straight-line and tenant receivables, net	34,111	14,462
Notes receivable	3,612	5,912
Deferred financing costs, net	11,543	10,259
Other assets	35,991	18,408

Total assets	$3,614,064	$2,294,948

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$35,789	$13,514
Debt	1,876,631	1,195,218
Due to affiliates	225	3,945
Distributions payable	32,301	19,568
Other liabilities	77,036	36,622

Total liabilities	2,021,982	1,268,867
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,000,000 shares authorized, 206,743 and 132,424 shares issued and outstanding, respectively	2,067	1,324
Additional paid-in capital	1,874,539	1,184,906
Accumulated deficit	(287,138)	(159,894)
Accumulated other comprehensive income (loss)	2,613	(256)

Total stockholders’ equity	1,592,081	1,026,080
Noncontrolling interests	1	1

Total equity	1,592,082	1,026,081

Total liabilities and equity	$3,614,064	$2,294,948

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenues:
Rental revenues	$249,852	$127,893	$51,650

Total revenues	249,852	127,893	51,650

Operating expenses:
Rental expenses	64,021	30,674	11,131
Real estate-related depreciation and amortization	121,339	60,479	22,481
General and administrative expenses	6,882	5,699	3,840
Asset management fees, related party	23,063	11,918	4,868
Acquisition-related expenses, related party	11,477	12,715	10,378
Acquisition-related expenses	12,912	9,186	7,597

Total operating expenses	239,694	130,671	60,295

Operating income (loss)	10,158	(2,778)	(8,645)

Other income (expenses):
Equity in loss of unconsolidated joint ventures	(2,866)	(2,944)	(2,034)
Interest expense and other	(50,898)	(29,021)	(14,674)
Loss on early extinguishment of debt	-	(837)	-
Gain on acquisition of joint venture	26,481	-	-
Incentive fee from acquisition of joint venture	1,985	-	-

Total other income (expenses)	(25,298)	(32,802)	(16,708)
Net loss	(15,140)	(35,580)	(25,353)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(15,140)	$(35,580)	$ (25,353)

Weighted-average shares outstanding	179,619	102,215	37,423

Net loss per common share - basic and diluted	$(0.08)	$(0.35)	$(0.68)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Net loss attributable to common stockholders	$(15,140)	$(35,580)	$(25,353)
Unrealized gain (loss) on derivative instruments	2,869	(29)	(309)

Comprehensive loss attributable to common stockholders	$(12,271)	$(35,609)	$(25,662)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2010	15,697	$157	$134,474	$(11,814)	$82	$1	$122,900
Net loss	-	-	-	(25,353)	-	-	(25,353)
Unrealized gain (loss) on derivative instruments	-	-	-	-	(309)	-	(309)
Issuance of common stock	45,035	451	445,598	-	-	-	446,049
Offering costs	-	-	(45,433)	-	-	-	(45,433)
Redemptions of common stock	(182)	(2)	(1,738)	-	-	-	(1,740)
Distributions to stockholders	-	-	-	(23,321)	-	-	(23,321)

Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793

Net loss	-	$-	$-	$(35,580)	$-	$-	$(35,580)
Unrealized gain (loss) on derivative instruments	-	-	-	-	(29)	-	(29)
Issuance of common stock	72,487	724	730,267	-	-	-	730,991
Offering costs	-	-	(72,286)	-	-	-	(72,286)
Redemptions of common stock	(613)	(6)	(5,976)	-	-	-	(5,982)
Distributions to stockholders	-	-	-	(63,826)	-	-	(63,826)

Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081

Net loss	-	$-	$-	$(15,140)	$-	$-	$(15,140)
Unrealized gain (loss) on derivative instruments	-	-	-	-	2,869	-	2,869
Issuance of common stock	75,253	752	776,984	-	-	-	777,736
Share-based compensation	-	-	178	-	-	-	178
Offering costs	-	-	(78,363)	-	-	-	(78,363)
Redemptions of common stock	(934)	(9)	(9,166)	-	-	-	(9,175)
Distributions to stockholders	-	-	-	(112,104)	-	-	(112,104)

Balance as of December 31, 2013	206,743	$2,067	$1,874,539	$(287,138)	$2,613	$1	$1,592,082

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Operating activities:
Net loss	$(15,140)	$(35,580)	$(25,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	121,339	60,479	22,481
Equity in loss of unconsolidated joint ventures	2,866	2,944	2,034
Loss on early extinguishment of debt	-	837	-
Gain on acquisition of joint venture	(26,481)	-	-
Incentive fee from acquisition of joint venture	(1,985)	-	-
Straight-line rent and amortization of above- and below-market leases	(14,108)	(4,602)	(2,085)
Other	714	1,910	845
Changes in operating assets and liabilities
Restricted cash	(393)	234	(658)
Tenant receivables and other assets	5	(5,355)	385
Accounts payable and other liabilities	20,667	6,188	5,466
Due to affiliates, exclusive of offering costs for issuance of common stock	(596)	317	(881)

Net cash provided by operating activities	86,888	27,372	2,234

Investing activities:
Real estate acquisitions	(857,618)	(1,195,002)	(662,436)
Acquisition of joint venture	(126,010)	-	-
Acquisition deposits	(20,716)	(4,500)	(500)
Capital expenditures and development activities	(86,388)	(17,387)	(4,645)
Investments in unconsolidated joint ventures	(19,804)	(46,498)	(73,503)
Distributions from unconsolidated joint ventures	3,754	11,877	6,681
Notes receivable	-	-	(5,912)
Other	(494)	1,371	(3,059)

Net cash used in investing activities	(1,107,276)	(1,250,139)	(743,374)

Financing activities:
Proceeds from issuance of mortgage notes	91,000	480,953	244,977
Repayments of mortgage notes	(11,305)	(2,970)	(2,297)
Proceeds from issuance of term loan	300,000	200,000	-
Proceeds from lines of credit	775,000	836,006	183,750
Repayments of lines of credit	(725,225)	(873,150)	(74,000)
Financing costs paid	(3,780)	(6,308)	(3,025)
Proceeds from issuance of common stock	721,768	699,233	433,467
Offering costs for issuance of common stock	(69,640)	(67,349)	(45,359)
Distributions paid to common stockholders	(51,732)	(28,755)	(9,333)
Redemptions of common stock	(11,890)	(3,277)	(1,740)

Net cash provided by financing activities	1,014,196	1,234,383	726,440

Net increase in cash and cash equivalents	(6,192)	11,616	(14,700)
Cash and cash equivalents, at beginning of period	24,550	12,934	27,634

Cash and cash equivalents, at end of period	$18,358	$24,550	$12,934

Supplemental disclosure of cash flow information:
Interest paid	$47,138	$26,847	$12,915
Offering proceeds due from transfer agent	-	6,438	5,986
Decrease in accrued offering costs	(2,245)	(2,853)	(513)
Debt assumed on real estate and joint venture acquisitions	247,705	42,772	30,432
Acquired investment in unconsolidated joint venture	104,246	-	-
Distributions payable	32,301	19,568	8,428
Distributions reinvested in common stock	47,639	23,931	7,346
Redemptions payable	-	2,714	-
Noncash repayment of line of credit with new financing	-	110,000	-
Noncash settlement of note receivable	2,300	-	-

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

As of December 31, 2013, the Company’s consolidated portfolio included 296 industrial buildings totaling approximately 57.2 million square feet throughout the U.S. The Company operates as one reportable segment comprised of industrial real estate.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Income Trust Inc., the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. Investments in unconsolidated entities over which the Company exercises significant influence but does not control are accounted for using the equity method. See “Note 5” for further detail regarding investments in unconsolidated joint ventures. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property is allocated to land, building, building and land improvements, and intangible lease assets and liabilities. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information.

The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid to Industrial Income Advisors LLC (the “Advisor”) are expensed as incurred.

The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenue over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2013, 2012 and 2011, the Company did not record any impairment charges related to real estate assets.

Investment in Unconsolidated Joint Ventures

Based on an analysis of the Company’s investment under GAAP guidance, which included a determination that its joint ventures are not variable interest entities and that the substantial participating rights described in the

GAAP guidance are held by the respective partners not affiliated with the Company, the Company has determined not to consolidate its joint ventures, and to account for its investment in the joint ventures under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s income (loss) and distributions, which is included in investment in unconsolidated joint ventures on the consolidated balance sheets. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint ventures in equity in loss of unconsolidated joint ventures on the consolidated statements of operations.

The Company evaluates its investment in the unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, rights and obligations of the joint ventures, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the Company’s unconsolidated joint ventures for the years ended December 31, 2013, 2012 and 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Restricted Cash

Restricted cash consists of cash held in escrow in connection with certain mortgage note financing requirements and tenant improvements.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Accumulated amortization of deferred financing costs was approximately $3.5 million and $1.6 million as of December 31, 2013 and 2012, respectively. The Company’s interest expense for the years ended December 31, 2013, 2012 and 2011 included $2.5 million, $1.6 million, and $0.8 million, respectively, of amortization of financing costs.

Straight-line Rent and Tenant Receivables

Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2013 and 2012, the Company’s allowance for doubtful accounts was approximately $1.2 million and $0.2 million, respectively.

Derivative Instruments

The Company records its derivative instruments in the consolidated balance sheets at fair value. The Company’s derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future cash flows, such as future interest payments. For cash flow hedges, the changes in fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the consolidated statements of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Revenue Recognition

The Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2013, 2012 and 2011, tenant reimbursement revenue recognized in rental revenues was approximately $50.9 million, $24.1 million and $9.5 million, respectively.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets are amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities are amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.

The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

Share-Based Compensation

The Company accounts for share-based compensation related to restricted stock issued to certain eligible individuals using a fair value based methodology, which is based upon the stock price on the vesting date and requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the awards have fully vested. Share-based compensation expense for restricted stock is amortized using a graded vesting attribution method and is recognized in general and administrative expenses in the Company’s consolidated statements of operations.

Organization and Offering Expenses

Organization costs are expensed as incurred. Offering costs associated with the Company’s public offerings are charged against the gross proceeds from the public offerings and are reflected as a reduction in additional paid-in capital. See “Note 11” for additional information regarding organization and offering expenses.

Income Taxes

The Company elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2010. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2013, 2012 and 2011.

Recent Accounting Standards

Recently Adopted Accounting Standards. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to report, either on their statement of comprehensive income or in a footnote to their financial statements, the effects from items that are reclassified out of other comprehensive income. ASU 2013-02 was effective for the Company in the first quarter of 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards. In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is to be applied retrospectively and is effective for the Company beginning January 1, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.     ACQUISITIONS

The Company acquired 100% of the following properties during the years ended December 31, 2013 and 2012:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2013 Acquisitions:
York Distribution Center II	3/27/2013	1	$6,697	$24,819	$4,010	$-	$(3,455)	$32,071
Marina West Distribution Center II	4/2/2013	3	10,874	24,308	3,491	738	(11)	39,400
Beltway Crossing Distribution Center	4/9/2013	4	6,760	29,483	2,180	-	(434)	37,989
Broadway 101 Commerce Center	5/15/2013	11	17,190	49,881	7,771	2,580	(420)	77,002
Buckeye Distribution Center	6/7/2013	2	7,096	35,775	3,203	156	(1,953)	44,277
Carlisle Distribution Center	6/26/2013	2	8,307	28,418	3,975	-	-	40,700
Nashville Portfolio	6/28/2013	3	4,689	37,403	5,725	1,691	(458)	49,050
Eastern Logistics Portfolio	8/1/2013	3	8,570	32,607	4,406	262	(459)	45,386
Beckwith Farms Distribution Center I (2)	8/15/2013	1	2,985	29,004	665	-	-	32,654
Fairfield Portfolio	8/27/2013	7	28,407	43,479	5,974	2,413	-	80,273
South Bay Distribution Center	8/29/2013	1	16,574	17,034	-	-	-	33,608
Denver Distribution Center	9/13/2013	1	4,355	36,465	6,787	-	(1,713)	45,894
Other acquisitions	Various	36	128,806	199,679	35,782	3,270	(8,579)	358,958

Total 2013 Acquisitions		75	$251,310	$588,355	$83,969	$11,110	$(17,482)	$917,262

2012 Acquisitions:
South Florida Industrial Portfolio	1/13/2012	5	$6,217	$10,144	$2,580	$230	$(271)	$18,900
IN / PA Industrial Portfolio	3/28/2012	11	22,413	102,391	14,226	274	(2,054)	137,250
Hollins End Industrial Park	5/3/2012	6	13,705	13,827	2,928	255	(433)	30,282
Cactus Distribution Centers	5/10/2012	2	18,916	96,805	13,167	2,774	-	131,662
Gateway Distribution Center	5/16/2012	1	11,277	10,734	1,997	244	-	24,252
Houston Industrial Portfolio	6/14/2012	4	6,243	30,008	3,917	113	(332)	39,949
Hartman Business Center	6/28/2012	2	4,026	22,346	2,037	287	(20)	28,676
Memphis Industrial Portfolio	7/11/2012	3	2,073	18,894	3,406	171	(244)	24,300
Agave Distribution Center	8/7/2012	1	13,972	71,961	9,202	-	(4,170)	90,965
Somerset Industrial Center II	8/8/2012	2	8,160	9,921	2,156	294	(281)	20,250
Salt Lake City Distribution Center	9/11/2012	2	3,103	19,384	2,550	79	(32)	25,084
Burleson Business Park	10/19/2012	3	3,983	18,003	4,091	145	(103)	26,119
Raceway Crossing Industrial Center	10/23/2012	3	3,774	13,250	1,820	191	(348)	18,687
Pureland Industrial Portfolio	11/9/2012	3	8,704	31,692	6,255	1,320	(43)	47,928
National Distribution Portfolio	12/5/2012	12	27,018	126,062	21,349	5,435	(619)	179,245
Houston Distribution Portfolio	12/12/2012	5	5,550	19,571	3,669	89	(754)	28,125
Freeport Portfolio	12/12/2012	7	11,860	55,928	8,277	-	(315)	75,750
Sorenson Distribution Center	12/14/2012	1	10,412	18,275	-	-	-	28,687
Westport Distribution Center	12/24/2012	2	8,912	32,316	5,468	1,199	(395)	47,500
Other acquisitions	Various	21	75,505	127,059	25,423	1,372	(2,290)	227,069

Total 2012 Acquisitions		96	$265,823	$848,571	$134,518	$14,472	$(12,704)	$1,250,680

(1)	Total purchase price equals consideration paid, plus any debt assumed. The purchase price allocations for 2013 acquisitions are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

(2)	Represents a build-to-suit property for which the land was acquired in January 2013.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2013 acquisitions, as of the date of acquisition, were as follows:

Property	Intangibles, net
(years)
York Distribution Center II	15.0
Marina West Distribution Center II	3.3
Beltway Crossing Distribution Center	5.1
Broadway 101 Commerce Center	3.7
Buckeye Distribution Center	3.6
Carlisle Distribution Center	5.5
Nashville Portfolio	6.1
Eastern Logistics Portfolio	7.0
Beckwith Farms Distribution Center I	7.1
Fairfield Portfolio	4.5
South Bay Distribution Center	0.0
Denver Distribution Center	15.1
Other acquisitions	5.6

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

In September 2013, the Company acquired its partner’s 49% equity interest in the Fund I Partnership. As a result of this transaction, the Company owns 100% of the Fund I Partnership, and consolidates all of the assets and liabilities and results of operations of the Fund I Partnership in the Company’s financial statements. The Company marked its equity investment in the Fund I Partnership from its carrying value to its estimated fair value. The fair value was determined and allocated based on the Company’s valuation, estimates, and assumptions of the acquisition-date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of assets and liabilities acquired is approximately $510.6 million of net real estate assets, $7.1 million of other assets, $241.3 million of assumed debt, and $12.3 million of assumed other liabilities. Additional detail of the net real estate assets acquired is as follows:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets (2)	Above- Market Lease Assets (2)	Below- Market Lease Liabilities (2)	Total Net Real Estate Assets
Fund I Partnership (1)	9/17/2013	31	$151,263	$334,564	$27,096	$3,435	$(5,808)	$510,550

(1)	Prior to the transaction and the resulting consolidation of the Fund I Partnership, as described in more detail above, the Company had included certain operating data of the Fund I Partnership in the Company’s total portfolio metrics for the periods the properties were owned by the Fund I Partnership. These properties were previously referred to as “unconsolidated properties.”

(2)	The weighted-average amortization period for the intangible assets and liabilities acquired, as of the date of acquisition, was 5.3 years.

While the current allocation of the acquired assets and liabilities is substantially complete, the valuation of the real estate properties is being finalized and is subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

The fair value of the Company’s equity interest in the Fund I Partnership immediately before the acquisition date was approximately $136.2 million. The Company recorded a gain of approximately $26.5 million based on the acquisition-date fair value of its equity interest in the Fund I Partnership, and recorded incentive fee income of approximately $2.0 million.

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net income (loss) of the York Distribution Center II, Marina West Distribution Center II, Beltway Crossing Distribution Center, Broadway 101 Commerce Center, Buckeye Distribution Center, Carlisle Distribution Center, Nashville Portfolio, Eastern Logistics Portfolio, Beckwith Farms Distribution Center I, Fairfield Portfolio, South Bay Distribution Center, Denver Distribution Center, and Fund I Partnership acquisitions (collectively, referred to as the “2013 acquisitions”) included in the Company’s consolidated statements of operations for the year ended December 31, 2013; (ii) actual revenues and net income (loss) of the South Florida Industrial Portfolio, IN/PA Industrial Portfolio, Hollins End Industrial Park, Cactus Distribution Centers, Gateway Distribution Center, Houston Industrial Portfolio, Hartman Business Center, Memphis Industrial Portfolio, Agave Distribution Center, Somerset Industrial Center II, Salt Lake City Distribution Center, Burleson Business Park, Raceway Crossing Industrial Center, Pureland Industrial Portfolio, National Distribution Portfolio, Houston Distribution Portfolio, Freeport Portfolio, Sorenson Distribution Center and Westport Distribution Center acquisitions (collectively, referred to as the “2012 acquisitions”) included in the Company’s consolidated statements of operations for the year ended December 31, 2012; (iii) pro forma revenues and net income (loss) of the 2013 acquisitions, as if the date of each acquisition had been January 1, 2012; and (iv) pro forma revenues and net income (loss) of the 2012 acquisitions, as if the date of each acquisition had been January 1, 2011. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands)	2013	2012
Actual:
Total revenues	$31,838	$35,526

Net loss	$(1,263)	$(401)

Pro forma:
Total revenues (1)	$291,406	$252,263

Net loss (2)	$(15,361)	$(32,999)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $41.6 million and $124.4 million for the years ended December 31, 2013 and 2012, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.

(2)

The pro forma net loss was adjusted to exclude acquisition-related expenses of $24.4 million and $21.9 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2012, the pro forma net loss was adjusted to include acquisition-related expenses of $24.4 million relating to the 2013 acquisitions, as if these expenses had been incurred as of January 1, 2012. In addition, pro forma net loss for the year ended December 31, 2013 was adjusted to exclude the gain on the acquisition of the Fund I Partnership of $26.5 million.

4.    INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2013 and December 31, 2012, the Company’s portfolio of consolidated properties consisted of 296 and 190 industrial buildings, respectively, totaling approximately 57.2 million and 36.9 million square feet, respectively.

	As of December 31,
(in thousands)	2013	2012
Land	$874,779	$472,206
Building and improvements	2,430,999	1,477,170
Intangible lease assets	390,809	262,975
Under construction and other (1)	15,905	1,892

Investment in real estate properties	3,712,492	2,214,243
Less accumulated depreciation and amortization	(212,922)	(91,302)

Net investment in real estate properties	$3,499,570	$2,122,941

(1)	As of December 31, 2013, the Company had two buildings under construction totaling approximately 1.0 million square feet and four buildings with respect to which construction had not yet commenced totaling approximately 0.4 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	December 31, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$347,186	$(106,872)	$240,314	$233,407	$(48,425)	$184,982
Above-market lease assets	43,623	(14,453)	29,170	29,568	(7,079)	22,489
Below-market lease liabilities	(37,621)	5,763	(31,858)	(14,521)	1,580	(12,941)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2013, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2014	$66,154	$8,611	$(5,830)
2015	47,633	6,074	(4,787)
2016	35,080	4,593	(3,800)
2017	26,600	3,761	(3,064)
2018	20,079	2,993	(2,782)
Thereafter	44,768	3,138	(11,595)

Total	$240,314	$29,170	$(31,858)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2013, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2014	$227,952
2015	214,284
2016	191,736
2017	169,891
2018	145,239
Thereafter	421,230

Total	$1,370,332

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$17,634	$8,129	$3,971
Above-market lease amortization	(7,865)	(4,758)	(2,214)
Below-market lease amortization	4,339	1,231	328
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$57,195	$26,217	$9,362
Intangible lease asset amortization	64,144	34,262	13,119

5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The Company’s investment in joint ventures is included in investment in unconsolidated joint ventures on the Company’s consolidated balance sheets. The following table summarizes the Company’s unconsolidated joint ventures:

			Investment in Unconsolidated Joint Ventures as of
(in thousands, except buildings)	Percent Ownership	Number of Buildings (1)	December 31, 2013	December 31, 2012
Institutional Joint Ventures:
Fund I Partnership (2)	51%	-	$-	$94,636

Other Joint Ventures:
Park 355 DC II	75%	1	3,791	-
Valley Parkway (3)	50%	-	4,275	1,854

Total		1	$8,066	$96,490

(1)	Number of buildings completed as of December 31, 2013.

(2)	The Company acquired the remaining interest in the Fund I Partnership in September 2013. See “Note 3” for further details.

(3)	Joint venture is developing one building, which is currently under construction.

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

	Weighted-Average Stated Interest Rate as of			Balance as of
(in thousands)	December 31, 2013	December 31, 2012	Maturity Date	December 31, 2013	December 31, 2012
Secured line of credit	2.32%	N/A	January 2017	$85,000	$-
Unsecured line of credit	2.16%	1.96%	August 2015	165,000	75,000
Unsecured term loans	2.03%	1.91%	January 2018 - January 2019	500,000	200,000
Variable-rate mortgage note (1)	2.19%	2.25%	May 2015	9,080	9,080
Fixed-rate mortgage notes (2)	4.26%	4.27%	June 2015 - November 2024	1,117,551	911,138

Total / Weighted-Average	3.39%	3.71%		$1,876,631	$1,195,218

Gross book value of properties encumbered by debt				$2,285,998	$1,646,243

(1)	The interest rate was based on one-month London Interbank Offered Rate (“LIBOR”), plus 2.00%.

(2)	Interest rates range from 3.30% to 6.24%.

As of December 31, 2013, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Unsecured Term Loans	Mortgage Notes	Total
2014	$-	$-	$6,772	$6,772
2015	165,000	-	52,980	217,980
2016	-	-	20,040	20,040
2017	85,000	-	62,175	147,175
2018	-	200,000	151,918	351,918
Thereafter	-	300,000	826,557	1,126,557

Total principal payments	250,000	500,000	1,120,442	1,870,442
Unamortized premium on assumed debt	-	-	6,189	6,189

Total	$250,000	$500,000	$1,126,631	$1,876,631

Lines of Credit

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million. The Company subsequently increased the aggregate commitment to $500.0 million in September 2013. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, the Company had approximately $165.0 million outstanding under the line of credit; the unused portion was approximately $335.0 million, of which approximately $112.3 million was available.

In connection with the acquisition of its partner’s equity interest in the Fund I Partnership on September 17, 2013, which is described in “Note 3,” the Company assumed a secured line of credit agreement that had an initial aggregate commitment of $140.0 million, with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. In November 2013, the Company extended the maturity date from November 2014 to January 2017, which may be further extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging 1.80% to 2.65%. This line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. As of December 31, 2013, the Company had approximately $85.0 million outstanding under this line of credit. The unused portion was approximately $55.0 million, of which approximately $11.4 million was available.

Unsecured Term Loans

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, there was $200.0 million outstanding.

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

In September 2013, the Company entered into a $300.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2019. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.35%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2013, there was $300.0 million outstanding.

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

Debt Covenants

The Company’s mortgage note financings, lines of credit, and unsecured term loans contain various property level covenants, including customary affirmative and negative covenants. In addition, the lines of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2013.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2013, the Company entered into six interest rate swap contracts relating to the Company’s unsecured term loans, as mentioned above. This resulted in the Company having seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk as of December 31, 2013. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flows hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2013, 2012, and 2011, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest rate swaps	$507,560	Other assets / (Other liabilities)	$2,613	$(256)

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$2,981	$80	$(200)
Loss reclassified from AOCI into income (effective portion)	(112)	(109)	(109)

Net other comprehensive income (loss)	$2,869	$(29)	$(309)

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2013
Assets
Derivative instruments	$-	$2,613	$-	$2,613

Total assets measured at fair value	$-	$2,613	$-	$2,613

December 31, 2012
Liabilities
Derivative instruments	$-	$256	$-	$256

Total liabilities measured at fair value	$-	$256	$-	$256

As of December 31, 2013 and 2012, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,625	$5,912	$5,923
Derivative instruments	2,613	2,613	-	-

Liabilities
Lines of credit	250,000	250,658	75,000	75,000
Unsecured term loans	500,000	503,388	200,000	200,000
Mortgage notes	1,126,631	1,122,602	920,218	957,419
Derivative instruments	-	-	256	256

In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

Notes Receivable. The fair value is estimated by discounting the expected cash flows on the notes receivable at current rates at which the Company believes similar loans would be made. Credit spreads and market interest rates used to determine the fair value of these instruments are based on Level 3 inputs. As of December 31, 2013, the Company had notes receivable of $1.3 million and $2.3 million, both with a maturity date of January 1, 2015. The loans were made by the Company to the seller of two of the buildings acquired by the Company, and are secured by land and seller guarantees. Amounts outstanding and accrued interest on the notes receivable are due on the respective maturity dates.

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

The fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

8.     INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2013, 2012 and 2011. The U.S. is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2009.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2013, 2012 and 2011.

The unaudited preliminary taxability of the Company’s 2013, 2012 and 2011 distributions on an annualized basis was:

	For the Year Ended December 31,
	2013	2012	2011
Per common share:
Ordinary income	$0.337	$0.253	$0.225
Non-taxable return of capital	0.115	0.372	0.400
Long-term capital gain	0.173	-	-

Total distribution	$0.625	$0.625	$0.625

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

On July 18, 2013, the Company terminated the offering of primary shares pursuant to the Company’s Follow-On Offering. From inception through July 18, 2013, the Company raised gross proceeds of approximately $2.1 billion from the sale of 207.2 million shares of its common stock in its public offerings, including approximately $63.8 million from the sale of 6.5 million shares of its common stock through the Company’s distribution reinvestment plan. The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion.

Distributions

The Company intends to accrue and make distributions on a regular basis. The Company calculates individual payments of distributions to each stockholder based upon daily record dates during each quarter. The distributions are calculated based on common stockholders of record as of the close of business each day in the period. Stockholders may elect to have cash distributions reinvested in shares of the Company’s common stock through its distribution reinvestment plan.

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2013
December 31	January 15, 2014	$0.15625	$16,199	$16,102	$32,301
September 30	October 15, 2013	0.15625	15,939	15,786	31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$57,377	$54,727	$112,104

2012
December 31	January 15, 2013	$0.15625	$10,554	$9,014	$19,568
September 30	October 15, 2012	0.15625	9,408	8,089	17,497
June 30	July 16, 2012	0.15625	8,435	7,287	15,722
March 31	April 16, 2012	0.15625	6,137	4,902	11,039

Total			$34,534	$29,292	$63,826

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

Per the terms of the amended share redemption program, subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently limits the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also limits redemptions in accordance with a quarterly cap. With respect to shares of the Company’s common stock purchased pursuant to the Initial Offering, including shares purchased through the Company’s distribution reinvestment plan, the original purchase price was increased by four percent, which is the amount by which the offering price increased between the Initial Offering and the Follow-On Offering (the “Initial Offering Adjustment”), subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder. The discount from the purchase price paid (as increased, if applicable, by the Initial Offering Adjustment) for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012
Number of eligible shares redeemed	934	613
Aggregate amount of shares redeemed	$9,175	$5,982
Average redemption price per share	$9.82	$9.78

10.     SHARE-BASED COMPENSATION

The Company’s Amended and Restated Equity Incentive Plan, effective as of January 18, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.

In April 2013, the Company granted an aggregate of approximately 30,000 shares of restricted stock to certain eligible individuals under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in April 2013 and 25% on each of the first three anniversaries of the grant date.

A summary of the Company’s restricted stock activity for the year ended December 31, 2013 is below:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at beginning of period	-	$-
Granted	30	$10.40
Vested	(7)	$10.40
Forfeited	(1)	$10.40

Nonvested shares at end of period	22	$10.40

The following table summarizes other share-based compensation data:

	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Share-based compensation expense	$178	$-	$-
Total fair value of restriced stock vested	$77	$-	$-
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$-	$-

(1)	Based on the Company’s primary offering price in the Follow-On Offering of $10.40 per share on the grant date.

As of December 31, 2013, the aggregate unrecognized compensation cost related to the restricted stock was approximately $120,000 and is expected to be fully recognized over a weighted-average period of 1.3 years.

11.     RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a fourth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2013, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

Sales Commissions. Sales commissions were payable to the Dealer Manager, all of which were reallowed to participating unaffiliated broker-dealers, and were equal to up to 7.0% of the gross proceeds from the sale of primary shares in the Follow-On Offering. These sales commissions were also payable in connection with the Initial Offering.

Dealer Manager Fees. Dealer manager fees were payable to the Dealer Manager and were equal to up to 2.5% of the gross proceeds from sale of primary shares in the Follow-On Offering. These dealer manager fees were also payable in connection with the Initial Offering.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2013	2012	2011	2013 (1)	2012 (1)
Expensed:
Acquisition fees (2)	$11,477	$12,715	$10,378	$-	$-
Asset management fees	23,063	11,918	4,868	13	-
Other expense reimbursements	896	1,109	1,235	73	-

Total	$35,436	$25,742	$16,481	$86	$-

Additional Paid-In Capital:
Sales commissions	$49,243	$44,532	$27,075	$-	$609
Dealer manager fees	18,294	17,808	11,065	-	445
Organization and offering expenses	13,101	12,791	7,806	139	453

Total	$80,638	$75,131	$45,946	$139	$1,507

(1)	In addition, amounts accrued for organization and offering expense reimbursements that were not payable until additional gross proceeds of the offerings were received were $0.0 and $2.4 million, respectively, as of December 31, 2013 and December 31, 2012. The Company reimbursed the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings.

(2)	In addition, for the year ended December 31, 2013, the Company paid to the Advisor approximately $1.2 million of development acquisition fees, which is included in the total development project cost of the respective properties, and is capitalized in construction in progress on the Company’s consolidated balance sheets.

Joint Venture Fees. The Fund I Partnership, as described in “Note 3,” paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the years ended December 31, 2013, 2012 and 2011, the Fund I Partnership paid to the Advisor approximately $3.6 million, $2.6 million and $1.8 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor received the total amount of fees payable pursuant to the Advisory Agreement.

12.     NONCONTROLLING INTERESTS

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

Special Units

In July 2009, the Operating Partnership issued 100 partnership units (“Special Units”) to Industrial Income Advisors Group LLC (the “Sponsor”), the parent of the Advisor, for consideration of $1,000. The holder of Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after stockholders have received, in aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership to the holder of the Special Units upon the earliest to occur of the following events: a Liquidity Event (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement among the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: a listing of the Company’s common stock on a national securities exchange (or the receipt by its stockholders of securities that are listed on a national securities exchange in exchange for its common stock); the Company’s sale, merger or other transaction in which its stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or the sale of all or substantially all of the Company’s assets where its stockholders either receive, or have the option to receive, cash or other consideration. As of December 31, 2013, the Company has not recorded a liability related to these Special Units.

The Company has determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within the Company’s control. As a result, the Company classifies its Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net loss was allocated to noncontrolling interests resulting from the 100 Special Units for the years ended December 31, 2013, 2012 and 2011.

13.     COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2013.

14.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2013
Total revenues	$51,254	$55,302	$65,098	$78,198
Total operating expenses	$(49,287)	$(57,904)	$(65,580)	$(66,923)
Total other (expenses) income	$(12,884)	$(11,610)	$14,629	$(15,433)
Net (loss) income	$(10,917)	$(14,212)	$14,147	$(4,158)
Net (loss) income attributable to common stockholders	$(10,917)	$(14,212)	$14,147	$(4,158)
Net (loss) income per common share—basic and diluted	$(0.08)	$(0.09)	$0.07	$(0.02)
Weighted-average shares outstanding	141,484	166,255	203,024	206,753

2012
Total revenues	$22,272	$28,425	$34,925	$42,271
Total operating expenses	$(22,758)	$(29,576)	$(34,254)	$(44,083)
Total other expenses	$(6,376)	$(6,782)	$(9,396)	$(10,248)
Net loss	$(6,862)	$(7,933)	$(8,725)	$(12,060)
Net loss attributable to common stockholders	$(6,862)	$(7,933)	$(8,725)	$(12,060)
Net loss per common share—basic and diluted	$(0.10)	$(0.08)	$(0.08)	$(0.10)
Weighted-average shares outstanding	70,648	100,788	111,996	125,247

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):

Schedule III—Real Estate and Accumulated Depreciation.

All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program, dated February 21, 2012. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Limited Partnership Interest Purchase Agreement by and among 3NET Indy Investments Inc., IIT North American Industrial Fund I Limited Partner LLC, solely for purposes of Sections 2.01(c)(iii) and 6.02, Public Sector Pension Investment Board, and solely for purposes of Sections 2.01(c)(iii), 5.02, and 6.03, IIT North American Industrial Fund I Limited Partnership, dated as of September 17, 2013. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013.

10.2	Term Loan Agreement, dated December 12, 2012, among Industrial Income Operating Partnership LP, a subsidiary of Industrial Income Trust Inc., as the Borrower; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Regions Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-175430) filed with the SEC on January 14, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013.

10.3	Fourth Amended and Restated Advisory Agreement, dated as of February 21, 2013, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013.

10.4	Amended and Restated Equity Incentive Plan of Industrial Income Trust Inc., dated as of January 18, 2013. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-186268) filed with the SEC on January 29, 2013.

Exhibit No.	Description

14.1	Code of Ethics for President and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

21.1*	List of Subsidiaries of Industrial Income Trust Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

Under date of February 19, 2014, we reported on the consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 19, 2014

INDUSTRIAL INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties:
Renton Distribution Center in Kent, WA	1	$7,517	$2,474	$10,126	$12,600	$492	$2,474	$10,618	$13,092	$(1,201)	6/30/2010	1-40
Bell Gardens in Bell Gardens, CA	3	8,885	12,044	3,323	15,367	852	12,044	4,175	16,219	(1,454)	8/25/2010	1-20
Bay Area Portfolio in Richmond and Fremont, CA	4	28,292	27,639	32,361	60,000	1,325	27,639	33,686	61,325	(6,100)	9/1/2010	1-40
Portland Portfolio in Portland, OR	13	16,391	5,410	22,590	28,000	3,839	5,410	26,429	31,839	(5,837)	9/30/2010	1-40
Suwanee Point in Atlanta, GA	2	7,372	1,274	12,876	14,150	515	1,274	13,391	14,665	(2,243)	11/1/2010	1-40
Inland Empire Indian Avenue Distribution Center in Inland Empire, CA	1	43,305	15,066	64,934	80,000	-	15,066	64,934	80,000	(9,079)	12/29/2010	1-40
Brandon Woods Distribution Center in Baltimore, MD	1	8,783	4,916	11,184	16,100	(113)	4,916	11,071	15,987	(881)	12/30/2010	1-40
Rock Quarry 1 & 2 in Dallas, TX	2	11,839	3,106	22,569	25,675	(660)	3,106	21,909	25,015	(2,667)	1/19/2011	1-40
Eagle Falls Distribution Center in Tampa, FL	1	5,881	1,004	9,646	10,650	-	1,004	9,646	10,650	(1,491)	1/19/2011	1-40
Hagerstown Distribution Center in Hagerstown, MD	1	22,380	5,926	35,224	41,150	-	5,926	35,224	41,150	(4,850)	1/27/2011	1-40
Kent Valley Distribution Center in Kent, WA	1	3,169	871	6,786	7,657	165	871	6,951	7,822	(1,055)	2/17/2011	1-30
Portside Distribution Center in Tacoma, WA	1	19,423	6,985	13,015	20,000	3,405	6,985	16,420	23,405	(1,143)	3/22/2011	1-40
Collington Commerce Center in Baltimore, MD	1	-	4,531	14,769	19,300	344	4,531	15,113	19,644	(2,756)	3/23/2011	1-40
I-20 East Distribution Center in Atlanta, GA	1	-	2,575	31,175	33,750	133	2,575	31,308	33,883	(3,563)	3/29/2011	1-40
Industrial Parkway Distribution Center in Atlanta, GA	1	-	2,117	10,333	12,450	(881)	2,117	9,452	11,569	(1,274)	4/28/2011	1-30

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Vista Point in Coppell, TX	6	9,998	4,914	18,029	22,943	1,095	4,914	19,124	24,038	(3,098)	5/26/2011	1-40
Atlanta—Liberty DC in McDonough, GA	1	21,629	1,600	34,800	36,400	469	1,600	35,269	36,869	(2,379)	6/17/2011	1-40
Sugarland Interchange DC in Sugarland, TX	1	19,185	5,832	26,143	31,975	1,526	5,832	27,669	33,501	(4,548)	6/17/2011	1-40
York—Willow Springs in York, PA	1	26,055	4,356	39,069	43,425	1,000	4,356	40,069	44,425	(3,608)	6/17/2011	1-40
Hagerstown Industrial Lane DC in Hagerstown, MD	1	-	1,399	7,101	8,500	537	1,399	7,638	9,037	(1,369)	6/20/2011	1-30
Commerce Park in Houston, TX	13	21,992	10,662	23,335	33,997	3,935	10,662	27,270	37,932	(6,546)	6/29/2011	1-30
Sterling Distribution Center in Ontario, CA	1	-	7,945	16,683	24,628	-	7,945	16,683	24,628	(1,934)	8/8/2011	1-30
Ritner DC in Carlisle, PA	1	-	2,898	5,202	8,100	100	2,898	5,302	8,200	(1,794)	8/15/2011	1-20
International Drive Distribution Center in Mount Olive, NJ	1	-	4,016	5,584	9,600	2,603	4,016	8,187	12,203	(1,026)	8/24/2011	1-20
Keystone Industrial Portfolio in Bristol and West Chester, PA	13	-	10,585	25,765	36,350	922	10,585	26,687	37,272	(5,464)	9/29/2011	1-40
Champagne DC in Ontario, CA	1	9,080	8,253	9,384	17,637	1,481	8,253	10,865	19,118	(954)	11/21/2011	1-40
Exton Distribution Center in Exton, PA	1	-	1,666	5,759	7,425	190	1,666	5,949	7,615	(728)	11/22/2011	1-40
Chicago Industrial Portfolio in Chicago, IL	9	60,440	14,179	88,482	102,661	3,210	14,179	91,692	105,871	(11,795)	2011	1-40
Valwood West Industrial Center in Dallas, TX	3	15,750	2,815	22,960	25,775	598	2,815	23,558	26,373	(1,956)	12/15/2011	1-40
Southpoint & West Fork DC in Atlanta, GA	3	20,225	4,457	31,468	35,925	1,329	4,457	32,797	37,254	(4,012)	12/15/2011	1-40
Marina West in Sunrise, FL	2	25,025	11,500	31,300	42,800	214	11,500	31,514	43,014	(3,538)	12/15/2011	1-40
Crossroads DC in Hanover, MD	2	-	13,368	29,132	42,500	960	13,368	30,092	43,460	(2,442)	12/15/2011	1-40
South Florida Industrial Portfolio in Tamarac and Ft. Lauderdale, FL	5	-	6,217	12,683	18,900	720	6,217	13,403	19,620	(2,697)	1/13/2012	1-40

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
BWI Commerce Center in Hanover, MD	1	4,650	3,411	4,389	7,800	13	3,411	4,402	7,813	(505)	3/23/2012	1-30
IN Industrial Portfolio in Plainfield, IN	6	42,370	7,228	64,147	71,375	2,876	7,228	67,023	74,251	(5,807)	3/28/2012	1-40
PA Industrial Portfolio in Allentown, PA	5	39,980	15,185	50,690	65,875	1,481	15,185	52,171	67,356	(7,923)	3/28/2012	1-40
10th Street Business Park in Dallas, TX	2	9,147	2,157	13,443	15,600	22	2,157	13,465	15,622	(977)	4/23/2012	1-40
Hollins End Industrial Park in Baltimore, MD	6	18,236	13,705	16,577	30,282	1,409	13,705	17,986	31,691	(2,227)	5/3/2012	1-40
Cactus Distribution Centers in Phoenix, AZ	2	76,616	18,916	112,746	131,662	23	18,916	112,769	131,685	(8,695)	5/10/2012	1-40
Gateway DC in Los Angeles, CA	1	9,277	11,277	12,975	24,252	98	11,277	13,073	24,350	(1,422)	5/16/2012	1-40
BWI Commerce Center II in Hanover, MD	1	6,925	5,289	6,361	11,650	19	5,289	6,380	11,669	(486)	5/16/2012	1-40
Foster Commerce Center in Portland, OR	2	10,325	3,023	14,305	17,328	1,791	3,023	16,096	19,119	(1,510)	6/1/2012	1-40
Weston Business Center in Weston, FL	1	-	2,365	1,085	3,450	-	2,365	1,085	3,450	(92)	6/11/2012	1-40
Houston Industrial Portfolio in Houston, TX	4	23,850	6,243	33,706	39,949	680	6,243	34,386	40,629	(2,715)	6/14/2012	1-40
Hartman Business Center in Atlanta, GA	2	-	4,026	24,650	28,676	100	4,026	24,750	28,776	(2,081)	6/28/2012	1-40
Memphis Industrial Portfolio in Memphis, TN	3	-	2,073	22,227	24,300	63	2,073	22,290	24,363	(2,945)	7/11/2012	1-30
Baltimore Industrial Center in Baltimore, MD	1	-	4,332	5,842	10,174	-	4,332	5,842	10,174	(730)	7/31/2012	1-20
Columbia Park Industrial Center in Baltimore, MD	1	-	993	4,807	5,800	29	993	4,836	5,829	(573)	7/31/2012	1-30
Brandon Woods Distribution Center II in Baltimore, MD	1	-	4,231	10,994	15,225	7	4,231	11,001	15,232	(1,174)	8/2/2012	1-30
Somerset Industrial Center in Somerset, NJ	1	9,659	5,534	8,823	14,357	87	5,534	8,910	14,444	(1,217)	8/2/2012	1-20

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Agave Distribution Center in Phoenix, AZ	1	38,250	13,972	76,993	90,965	589	13,972	77,582	91,554	(3,829)	8/7/2012	1-40
Somerset Industrial Center II in Somerset, NJ	2	-	8,160	12,090	20,250	1,268	8,160	13,358	21,518	(1,876)	8/8/2012	1-20
Tamarac in Tamarac, FL	-	-	1,300	-	1,300	614	1,300	614	1,914	-	8/28/2012	N/A
Industrial Parkway Distribution Center in Los Angeles, CA	1	-	2,687	6,683	9,370	-	2,687	6,683	9,370	(608)	8/31/2012	1-40
Kent Valley Distribution Center II in Seattle, WA	1	-	6,475	11,275	17,750	420	6,475	11,695	18,170	(1,134)	9/5/2012	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	2	15,964	3,103	21,981	25,084	47	3,103	22,028	25,131	(1,626)	9/11/2012	1-40
Chantilly DC in Chantilly, VA	1	-	5,479	12,071	17,550	25	5,479	12,096	17,575	(1,100)	9/20/2012	1-30
Washington DC Corporate Center in Washington, D.C.	1	-	9,354	5,246	14,600	36	9,354	5,282	14,636	(846)	10/11/2012	1-20
Burleson Business Park in Austin, TX	3	14,173	3,983	22,136	26,119	236	3,983	22,372	26,355	(1,843)	10/19/2012	1-40
Raceway Crossings Industrial Center in Austin, TX	3	10,787	3,774	14,913	18,687	530	3,774	15,443	19,217	(787)	10/23/2012	1-40
Aurora DC III in Chicago, IL	1	-	3,648	12,602	16,250	-	3,648	12,602	16,250	(692)	10/31/2012	1-30
Pureland Industrial Portfolio in Bridgepoint, NJ	3	23,017	8,704	39,224	47,928	19	8,704	39,243	47,947	(4,330)	11/9/2012	1-20
Miami DC II in Miami, FL	1	-	2,346	4,704	7,050	16	2,346	4,720	7,066	(334)	11/13/2012	1-30
Kent Valley DC III in Seattle, WA	1	-	1,668	2,622	4,290	-	1,668	2,622	4,290	(176)	12/5/2012	1-20
Westfork & Southpoint in Atlanta, GA	3	24,065	5,065	34,885	39,950	433	5,065	35,318	40,383	(2,210)	12/5/2012	1-30
Chicago Distribution Portfolio in Chicago, IL	5	30,465	9,376	44,994	54,370	58	9,376	45,052	54,428	(3,390)	12/5/2012	1-40
Miramar Distribution Center in Ft. Lauderdale, FL	1	18,080	9,474	27,026	36,500	172	9,474	27,198	36,672	(1,614)	12/5/2012	1-30

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Southaven & Chickasaw in Memphis, TN	3	32,390	3,103	45,322	48,425	-	3,103	45,322	48,425	(3,327)	12/5/2012	1-40
Englewood Distribution Center in Englewood, NJ	1	-	3,488	5,162	8,650	-	3,488	5,162	8,650	(486)	12/6/2012	1-20
Vista Point II in Austin, TX	1	7,159	2,709	10,791	13,500	-	2,709	10,791	13,500	(576)	12/12/2012	1-40
Freeport Crossing in Dallas, TX	7	42,564	11,860	63,890	75,750	2,094	11,860	65,984	77,844	(3,343)	12/12/2012	1-40
Houston Distribution Portfolio in Houston, TX	5	15,354	5,550	22,575	28,125	296	5,550	22,871	28,421	(2,394)	12/12/2012	1-20
Sorenson Industrial Center in Santa Fe Springs, CA	1	-	10,412	18,275	28,687	3,158	10,412	21,433	31,845	(216)	12/14/2012	1-40
Steamboat Distribution Center in York, PA	1	-	2,116	10,359	12,475	134	2,116	10,493	12,609	(426)	12/21/2012	1-30
Westport Distribution Center in Salt Lake City, UT	2	-	8,912	38,588	47,500	-	8,912	38,588	47,500	(2,350)	12/24/2012	1-40
Clifton Distribution Center in Clifton, NJ	1	-	10,394	15,706	26,100	-	10,394	15,706	26,100	(615)	2/6/2013	1-40
Hayward DC in Hayward, CA	1	-	4,206	5,394	9,600	88	4,206	5,482	9,688	(302)	2/14/2013	1-30
Valley View Business Center Dallas, TX	2	-	1,855	10,315	12,170	124	1,855	10,439	12,294	(464)	3/25/2013	1-40
York DC II in York, PA	1	-	6,697	25,374	32,071	-	6,697	25,374	32,071	(754)	3/27/2013	1-40
Andover Distribution Center in Tukwila, WA	2	7,667	5,835	6,173	12,008	299	5,835	6,472	12,307	(393)	3/29/2013	1-20
Marina West DC II in Sunrise, FL	3	-	10,874	28,526	39,400	-	10,874	28,526	39,400	(1,719)	4/2/2013	1-30
Beltway Crossing DC in Missouri City, TX	4	-	6,760	31,229	37,989	30	6,760	31,259	38,019	(985)	4/9/2013	1-40
Gwinnett DC in Atlanta, GA	2	-	2,449	9,427	11,876	16	2,449	9,443	11,892	(514)	4/24/2013	1-20
Bluegrass Distribution Center I & II in Atlanta, GA	4	-	4,691	22,154	26,845	2	4,691	22,156	26,847	(1,093)	4/24/2013	1-30
Northpointe Distribution Center in Dulles, VA	2	-	2,382	7,193	9,575	104	2,382	7,297	9,679	(434)	4/30/2013	1-20

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Fremont Distribution Center II in San Francisco, CA	1	-	5,802	7,698	13,500	25	5,802	7,723	13,525	(472)	5/6/2013	1-20
Broadway 101 Commerce Center in Mesa, AZ	11	-	17,190	59,812	77,002	160	17,190	59,972	77,162	(2,934)	5/15/2013	1-40
Lakeview Industrial Park in Dania Beach, FL	7	-	6,846	10,570	17,416	115	6,846	10,685	17,531	(633)	5/15/2013	1-20
South San Francisco DC II in San Francisco, CA	1	-	5,135	4,815	9,950	163	5,135	4,978	10,113	(305)	5/23/2013	1-20
Iron Run Distribution Center in Allentown, PA	1	-	1,628	6,372	8,000	-	1,628	6,372	8,000	(261)	6/6/2013	1-20
Buckeye Distribution Center in Phoenix, AZ	2	27,542	7,096	37,181	44,277	72	7,096	37,253	44,349	(1,384)	6/7/2013	1-40
Valley Crossings Distribution Center in Allentown, PA	1	-	4,207	12,343	16,550	25	4,207	12,368	16,575	(407)	6/13/2013	1-30
Artesia Distribution Center in Compton, CA	1	-	7,089	7,711	14,800	13	7,089	7,724	14,813	(361)	6/26/2013	1-20
Carlisle Distribution Center in Carlisle, PA	2	-	8,307	32,393	40,700	418	8,307	32,811	41,118	(995)	6/26/2013	1-30
Miami DC III in Miami, FL	-	-	3,250	-	3,250	140	3,250	140	3,390	-	6/27/2013	N/A
Greenwood Distribution Center in Greenwood, IN	1	-	1,875	13,850	15,725	256	1,875	14,106	15,981	(440)	6/28/2013	1-30
Nashville Portfolio in Nashville, TN	3	-	4,689	44,361	49,050	-	4,689	44,361	49,050	(1,490)	6/28/2013	1-40
Lehigh Valley Distribution Center II in Allentown, PA	1	-	1,615	5,336	6,951	-	1,615	5,336	6,951	(133)	8/1/2013	1-20
York DC III in York, PA	1	-	5,056	17,410	22,466	2	5,056	17,412	22,468	(313)	8/1/2013	1-40
Fairburn Distribution Center in Atlanta, GA	1	-	1,899	14,070	15,969	-	1,899	14,070	15,969	(236)	8/1/2013	1-30
Miami DC IV in Miami, FL	-	-	1,985	-	1,985	42	1,985	42	2,027	-	8/1/2013	N/A

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Randall Crossing Distribution Center in Elgin, IL	1	-	802	6,748	7,550	-	802	6,748	7,550	(121)	8/2/2013	1-40
Waterfront Distribution Center in Jersey City, NJ	1	-	6,621	6,879	13,500	-	6,621	6,879	13,500	(360)	8/7/2013	1-20
Beckwith Farms Distribution Center I in Mt. Juliet, TN	1	-	2,985	29,669	32,654	-	2,985	29,669	32,654	(302)	8/15/2013	1-40
Fairfield Portfolio in Fairfield and Pinebrook, NJ	7	-	28,407	51,866	80,273	893	28,407	52,759	81,166	(1,205)	8/27/2013	1-20
Kent Valley DC IV in Kent, WA	1	-	3,524	6,626	10,150	-	3,524	6,626	10,150	(167)	8/28/2013	1-30
South Bay Distribution Center in Torrance, CA	1	-	16,574	17,034	33,608	472	16,574	17,506	34,080	-	8/29/2013	1-40
Beckwith Farms DC II & III in Mt. Juliet, TN	2	-	2,907	20,437	23,344	18	2,907	20,455	23,362	(738)	8/30/2013	1-40
Landover DC in Landover, MD	1	-	12,758	19,772	32,530	-	12,758	19,772	32,530	(454)	9/11/2013	1-20
Denver Distribution Center in Aurora, CO	1	30,368	4,355	41,539	45,894	-	4,355	41,539	45,894	(396)	9/13/2013	1-40
Centerpointe Industrial Center in Moreno Valley, CA	4	53,212	28,564	84,906	113,470	11	28,564	84,917	113,481	(1,334)	9/17/2013	1-40
Bedford Park Industrial Center in Bedford Park, IL	3	37,743	15,518	47,182	62,700	1,535	15,518	48,717	64,235	(800)	9/17/2013	1-40
Dallas Industrial Portfolio in Dallas, TX	5	21,775	5,362	36,038	41,400	400	5,362	36,438	41,800	(762)	9/17/2013	1-30
South San Francisco DC in Brisbane, CA	1	3,000	5,454	4,246	9,700	587	5,454	4,833	10,287	(6)	9/17/2013	1-20
Redlands Industrial Center in Redlands, CA	3	2,000	9,017	13,083	22,100	3	9,017	13,086	22,103	(287)	9/17/2013	1-40
Franklin Square Industrial Center in Rossville, MD	1	-	6,504	12,396	18,900	2	6,504	12,398	18,902	(252)	9/17/2013	1-30
Orange County Distribution Center in Placentia, CA	1	8,500	11,136	8,764	19,900	615	11,136	9,379	20,515	(107)	9/17/2013	1-40

($ in thousands)	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2013 (1)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
			Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)
Consolidated Industrial Properties: (continued)
Miami Distribution Center in Medley, FL	1	-	4,600	10,900	15,500	416	4,600	11,316	15,916	-	9/17/2013	1-40
Hofer Ranch Industrial Center in Ontario, CA	2	32,500	23,439	43,111	66,550	498	23,439	43,609	67,048	(449)	9/17/2013	1-40
Portland Distribution Center in Portland, OR	6	-	8,356	38,744	47,100	52	8,356	38,796	47,152	(769)	9/17/2013	1-30
Concours Disbribution Center in Ontario, CA	1	2,500	3,618	4,182	7,800	2	3,618	4,184	7,802	(41)	9/17/2013	1-30
Palo Verde Distribution Center in Phoenix, AZ	1	4,500	2,560	14,140	16,700	-	2,560	14,140	16,700	(360)	9/17/2013	1-30
Sumner Distribution Center in Sumner, WA	1	14,000	10,252	20,648	30,900	171	10,252	20,819	31,071	-	9/17/2013	1-40
Ontario Mills Distribution Center in Ontario, CA	1	18,000	16,883	20,947	37,830	418	16,883	21,365	38,248	-	9/17/2013	1-40
Auburn Distribution Center in Auburn, WA	1	6,405	7,234	17,516	24,750	-	7,234	17,516	24,750	(185)	10/1/2013	1-30
I-95 Distribution Center in Baltimore, MD	-	-	10,644	-	10,644	7,105	10,644	7,105	17,749	-	10/1/2013	N/A
Capital Beltway Commerce Center in Suitland, MD	1	-	4,338	3,062	7,400	-	4,338	3,062	7,400	(116)	10/23/2013	1-20
Inland Empire Logistics Center in Moreno Valley, CA	-	6,000	10,349	-	10,349	4,018	10,349	4,018	14,367	-	11/1/2013	N/A
Northpoint Commerce Center in Dallas, TX	1	-	2,900	9,391	12,291	431	2,900	9,822	12,722	-	12/12/2013	1-40

Total	296	$1,211,631	$874,779	$2,731,203	$3,605,982	$68,889	$874,779	$2,800,092	$3,674,871	$(212,922)

(1)	As of December 31, 2013, the aggregate cost for federal income tax purposes of investments in property was $3.7 billion (unaudited).

(2)	Includes gross intangible lease assets of $390.8 million and gross intangible lease liabilities of $37.6 million.

(3)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2013	2012
Investment in real estate properties:
Balance at beginning of period	$2,199,722	$932,014
Acquisition of properties	1,427,812	1,250,680
Improvements	47,337	17,028

Balance at end of period	$3,674,871	$2,199,722

Accumulated depreciation:
Balance at beginning of period	$(91,302)	$(26,466)
Additions charged to costs and expenses	(121,620)	(64,836)

Balance at end of period	$(212,922)	$(91,302)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2014.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	February 19, 2014

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	February 19, 2014

/S/ CHARLES B. DUKE Charles B. Duke	Director	February 19, 2014

/S/ STANLEY A. MOORE Stanley A. Moore	Director	February 19, 2014

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer (Principal Executive Officer)	February 19, 2014

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2014