Form 10-Q
period 2014-03-31
Industrial Income Trust Inc.
filed 2014-05-14
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, there were 209,662,824 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Net investment in real estate properties	$3,395,577	$3,499,570
Investment in unconsolidated joint ventures	8,085	8,066
Cash and cash equivalents	15,785	18,358
Restricted cash	2,848	2,813
Straight-line and tenant receivables, net	40,541	34,111
Notes receivable	3,612	3,612
Other assets	47,223	47,534
Assets held for sale	101,792	-

Total assets	$3,615,463	$3,614,064

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$29,371	$35,789
Debt	1,914,651	1,876,631
Distributions payable	32,515	32,301
Other liabilities	73,170	77,261
Liabilities related to assets held for sale	847	-

Total liabilities	2,050,554	2,021,982
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,000,000 shares authorized, 207,959 and 206,743 shares issued and outstanding, respectively	2,079	2,067
Additional paid-in capital	1,886,217	1,874,539
Accumulated deficit	(324,468)	(287,138)
Accumulated other comprehensive income	1,080	2,613

Total stockholders’ equity	1,564,908	1,592,081
Noncontrolling interests	1	1

Total equity	1,564,909	1,592,082

Total liabilities and equity	$3,615,463	$3,614,064

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenues:
Rental revenues	$81,537	$51,254

Total revenues	81,537	51,254

Operating expenses:
Rental expenses	23,245	13,083
Real estate-related depreciation and amortization	37,616	27,282
General and administrative expenses	1,798	1,661
Asset management fees, related party	7,322	4,532
Acquisition-related expenses, related party	199	958
Acquisition-related expenses	354	1,771

Total operating expenses	70,534	49,287

Operating income	11,003	1,967

Other expenses:
Equity in loss of unconsolidated joint ventures	21	1,286
Interest expense and other	15,797	11,598

Total other expenses	15,818	12,884
Net loss	(4,815)	(10,917)
Net loss attributable to noncontrolling interests	-	-

Net loss attributable to common stockholders	$(4,815)	$(10,917)

Weighted-average shares outstanding	208,135	141,484

Net loss per common share—basic and diluted	$(0.02)	$(0.08)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net loss attributable to common stockholders	$(4,815)	$(10,917)
Unrealized loss on derivative instruments	(1,533)	(1,123)

Comprehensive loss attributable to common stockholders	$(6,348)	$(12,040)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2013	206,743	$2,067	$1,874,539	$(287,138)	$2,613	$1	$1,592,082
Net loss	-	-	-	(4,815)	-	-	(4,815)
Unrealized loss on derivative instruments	-	-	-	-	(1,533)	-	(1,533)
Issuance of common stock	1,630	16	16,080	-	-	-	16,096
Share-based compensation	-	-	32	-	-	-	32
Offering costs	-	-	(282)	-	-	-	(282)
Redemptions of common stock	(414)	(4)	(4,152)	-	-	-	(4,156)
Distributions to stockholders	-	-	-	(32,515)	-	-	(32,515)

Balance as of March 31, 2014	207,959	$2,079	$1,886,217	$(324,468)	$1,080	$1	$1,564,909

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities:
Net loss	$(4,815)	$(10,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	37,616	27,282
Equity in loss of unconsolidated joint ventures	21	1,286
Straight-line rent and amortization of above- and below-market leases	(3,604)	(1,227)
Other	465	508
Changes in operating assets and liabilities:
Restricted cash	(12)	(796)
Tenant receivables and other assets	(686)	2,958
Accounts payable, accrued expenses and other liabilities	(8,975)	(1,760)

Net cash provided by operating activities	20,010	17,334

Investing activities:
Real estate acquisitions	(14,498)	(94,322)
Acquisition deposits	(8,743)	(5,700)
Capital expenditures and development activities	(21,048)	(5,926)
Investment in unconsolidated joint ventures	-	(1,711)
Other	(23)	(116)

Net cash used in investing activities	(44,312)	(107,775)

Financing activities:
Repayments of mortgage notes	(1,547)	(744)
Proceeds from lines of credit	40,000	25,000
Repayments of lines of credit	-	(75,000)
Proceeds from issuance of common stock	-	179,406
Offering costs for issuance of common stock	(276)	(16,407)
Distributions paid to common stockholders	(16,199)	(10,554)
Other	(249)	(2,835)

Net cash provided by financing activities	21,729	98,866

Net (decrease) increase in cash and cash equivalents	(2,573)	8,425
Cash and cash equivalents, at beginning of period	18,358	24,550

Cash and cash equivalents, at end of period	$15,785	$32,975

Supplemental disclosure of cash flow information:
Distributions payable	$32,515	$22,105
Distributions reinvested in common stock	16,102	9,014
Redemptions payable	4,156	2,290

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recently Issued and Adopted Accounting Standard

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria at which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, the Company adopted ASU 2014-08 early, and it became effective for the Company for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on the Company’s results of operations, financial position or liquidity.

2.    INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2014 and December 31, 2013, the Company’s consolidated investment in real estate properties consisted of 277 and 296 industrial buildings, respectively, totaling approximately 54.8 million and 57.2 million square feet, respectively. As of March 31, 2014, the Company had classified 20 industrial buildings aggregating 2.8 million square feet as held for sale, which are not included in the following tables within “Note 2.” See “Note 4” below for additional information related to assets held for sale.

(in thousands)	March 31, 2014	December 31, 2013
Land	$865,577	$874,779
Building and improvements	2,371,078	2,430,999
Intangible lease assets	370,207	390,809
Under construction and other (1)	26,732	15,905

Investment in real estate properties	3,633,594	3,712,492
Less accumulated depreciation and amortization	(238,017)	(212,922)

Net investment in real estate properties	$3,395,577	$3,499,570

(1)	As of March 31, 2014, the Company had two buildings under construction totaling approximately 1.0 million square feet, and six buildings where construction has not yet commenced totaling approximately 0.6 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$ 329,845	$(118,577)	$ 211,268	$ 347,186	$(106,872)	$240,314
Above-market lease assets	40,362	(15,894)	24,468	43,623	(14,453)	29,170
Below-market lease liabilities	(37,216)	7,171	(30,045)	(37,621)	5,763	(31,858)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) in rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$5,025	$2,282
Above-market lease amortization	(2,946)	(1,749)
Below-market lease amortization	1,525	694
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,641	$11,103
Intangible lease asset amortization	18,975	16,179

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The Company’s investment in joint ventures is included in investment in unconsolidated joint ventures on the Company’s condensed consolidated balance sheets. The following table summarizes the Company’s unconsolidated joint ventures:

	As of March 31, 2014		Investment in Unconsolidated Joint Ventures as of
($ in thousands)	Percent Ownership	Number of Buildings	March 31, 2014	December 31, 2013
Park 355 DC II	75%	1	$3,870	$3,791
Valley Parkway	50%	1	4,215	4,275

Total		2	$8,085	$8,066

4.    ASSETS HELD FOR SALE

As of March 31, 2014, the Company had 20 industrial buildings aggregating 2.8 million square feet that met the criteria to be classified as held for sale. The following table summarizes the balance sheet information of these held for sale buildings:

(in thousands)	March 31, 2014	December 31, 2013
Real estate investment, net	$100,417	$-
Straight-line receivables	1,375	-

Assets held for sale	$101,792	$-

Intangible lease liabilities, net	$288	$-
Other liabilities	559	-

Liabilities related to assets held for sale	$847	$-

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

	Weighted-Average Stated Interest Rate as of			Balance as of
($ in thousands)	March 31, 2014	December 31, 2013	Maturity Date	March 31, 2014	December 31, 2013
Secured line of credit (1)	2.05%	2.32%	January 2017	$85,000	$85,000
Unsecured line of credit (2)	1.91%	2.16%	August 2015	205,000	165,000
Unsecured term loans (3)	2.13%	2.03%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (4)	2.19%	2.19%	May 2015	9,080	9,080
Fixed-rate mortgage notes (5)	4.26%	4.26%	June 2015 - November 2024	1,115,571	1,117,551

Total / Weighted-Average	3.35%	3.39%		$1,914,651	$1,876,631

Gross book value of properties encumbered by debt				$2,250,872	$2,285,998

(1)	The interest rate is calculated based on one-month London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.80% to 2.65%. As of March 31, 2014, the unused portion was $55.0 million, of which $17.1 million was available.

(2)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. As of March 31, 2014, the unused portion was $295.0 million, of which $95.7 million was available.

(3)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.45%. Effective January 14, 2014, the interest rate for the $200.0 million unsecured term loan was fixed through the use of interest rate swaps at an all-in interest rate of 2.68% as of March 31, 2014.

(4)	The interest rate is calculated based on one-month LIBOR, plus 2.00%.

(5)	Interest rates range from 3.30% to 6.24%.

As of March 31, 2014, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2014	$-	$-	$5,221	$5,221
2015	205,000	-	52,985	257,985
2016	-	-	20,040	20,040
2017	85,000	-	62,174	147,174
2018	-	200,000	151,918	351,918
Thereafter	-	300,000	826,557	1,126,557

Total principal payments	290,000	500,000	1,118,895	1,908,895
Unamortized premium on assumed debt	-	-	5,756	5,756

Total	$290,000	$500,000	$1,124,651	$1,914,651

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2014.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2014, the Company had seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2014 and 2013, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate swaps	$507,560	Other assets	$1,080	$2,613

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(1,236)	$(1,096)
Loss reclassified from AOCI into income (effective portion)	(297)	(27)

Net other comprehensive loss	$(1,533)	$(1,123)

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2014
Assets
Derivative instruments	$-	$1,080	$-	$1,080

Total assets measured at fair value	$-	$1,080	$-	$1,080

December 31, 2013
Assets
Derivative instruments	$-	$2,613	$-	$2,613

Total assets measured at fair value	$-	$2,613	$-	$2,613

As of March 31, 2014 and December 31, 2013, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,624	$3,612	$3,625
Derivative instruments	1,080	1,080	2,613	2,613

Liabilities
Lines of credit	290,000	290,278	250,000	250,658
Unsecured term loans	500,000	500,734	500,000	503,388
Mortgage notes	1,124,651	1,137,817	1,126,631	1,122,602

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

7.     STOCKHOLDERS’ EQUITY

Public Offering

The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion. The Company has registered $600.0 million in shares under the Company’s distribution reinvestment plan and is currently offering the shares at a price of $9.88 per share.

Distributions

The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
March 31	April 15, 2014	$0.15625	$16,316	$16,199	$32,515

Total			$16,316	$16,199	$32,515

2013
December 31	January 15, 2014	$0.15625	$16,199	$16,102	$32,301
September 30	October 15, 2013	0.15625	15,939	15,786	31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$57,377	$54,727	$112,104

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Number of eligible shares redeemed	414	233
Aggregate amount of shares redeemed	$4,156	$2,290
Average redemption price per share	$10.05	$9.83

8.     SHARE-BASED COMPENSATION

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to the amended and restated equity incentive plan for the three months ended March 31, 2014, is below:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at beginning of period	22	$10.40
Granted	-	$10.40
Vested	-	$10.40
Forfeited	-	$10.40

Nonvested shares at end of period	22	$10.40

The following table summarizes other share-based compensation data:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Share-based compensation expense	$32	$-
Total fair value of restricted stock vested	$-	$-
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$-

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share on the grant date.

As of March 31, 2014, the aggregate unrecognized compensation cost related to the restricted stock was approximately $85,000 and is expected to be fully recognized over a weighted-average period of 1.5 years.

9.     RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a fifth amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2014, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. Dividend Capital Securities LLC (the “Dealer Manager”), also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three months ended March 31, 2014 and 2013:

Sales Commissions. Sales commissions were payable to the Dealer Manager, all of which were reallowed to participating unaffiliated broker-dealers, and were equal to up to 7.0% of the gross proceeds from the sale of primary shares in the Company’s follow-on offering.

Dealer Manager Fees. Dealer manager fees were payable to the Dealer Manager and were equal to up to 2.5% of the gross proceeds from sale of primary shares in the Company’s follow-on offering.

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

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP).

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred		Receivable (Payable) as of
	For the Three Months Ended March 31,
			March 31,	December 31,
(in thousands)	2014	2013	2014	2013
Expensed:
Acquisition fees (1)	$199	$958	$-	$-
Asset management fees	7,322	4,532	(13)	(13)
Other expense reimbursements	158	396	188	(73)

Total	$7,679	$5,886	$175	$(86)

Additional Paid-In Capital:
Sales commissions	$-	$12,690	$-	$-
Dealer manager fees	-	4,690	-	-
Organization and offering expenses	282	3,432	(146)	(139)

Total	$282	$20,812	$(146)	$(139)

(1)	In addition, for the three months ended March 31, 2014, the Company paid to the Advisor approximately $0.1 million of development acquisition fees, which is included in the total development project cost of the respective properties, and is capitalized in construction in progress on the Company’s condensed consolidated balance sheets.

Joint Venture Fees. The Company’s previously unconsolidated joint venture, IIT North American Industrial Fund I Limited Partnership (“Fund I Partnership”), paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the three months ended March 31, 2013, the Fund I Partnership paid to the Advisor approximately $0.6 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor received the total amount of fees payable pursuant to the Advisory Agreement.

10.    COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2014.

11.    SUBSEQUENT EVENTS

Dispositions

In April 2014, the Company sold 20 industrial buildings aggregating 2.8 million square feet. Of these dispositions: (i) one building totaling 1.3 million square feet was located in the Atlanta market; (ii) five buildings totaling 0.9 million square feet were located in the Dallas market; (iii) 13 buildings totaling 0.5 million square feet were located in the Portland market; and (iv) one building totaling 0.1 million square feet was located in the Tampa market. Pursuant to the Advisory Agreement, the Company paid an asset management fee in an amount equal to 2.0% of the total consideration in connection with the dispositions.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with our development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. As of March 31, 2014, we raised gross proceeds of approximately $2.1 billion from the sale of 210.1 million shares of our common stock in our public offerings, including approximately $95.6 million from the sale of 9.7 million shares of our common stock through our distribution reinvestment plan.

As of March 31, 2014, our consolidated real estate portfolio included 297 industrial buildings totaling approximately 57.6 million square feet with 548 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.2 years. Of the 297 industrial buildings we owned and managed as of March 31, 2014:

•

286 industrial buildings totaling approximately 55.4 million square feet comprised our operating portfolio. Our operating portfolio consists of stabilized properties, which includes the 20 industrial buildings classified as held for sale, and was 94% occupied (94% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

11 industrial buildings totaling approximately 2.2 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of March 31, 2014 and December 31, 2013, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 53.0% and 51.9%, respectively.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show prospects for improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) positive growth in U.S. gross domestic product (“GDP”) over the past 12 quarters; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth.

While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. The resurgence in export / import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 16 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Since the recession, the volume of mortgage lending for commercial real estate and unsecured credit for REITs has increased and lending terms have improved; however, lending criteria may become more stringent, which may affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the three months ended March 31, 2014, we completed the following activities:

•

We leased approximately 1.5 million square feet, which included 0.5 million square feet of new leases and expansions and 1.0 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	As of March 31, 2014, our total operating portfolio was 94% occupied and 94% leased, as compared to 94% occupied and 95% leased as of December 31, 2013.

•

As of March 31, 2014, the Company had two buildings under construction totaling approximately 1.0 million square feet and six buildings where construction has not yet commenced totaling approximately 0.6 million square feet.

•	As of March 31, 2014, we had 20 industrial buildings representing $100.4 million of net investment in real estate that met the criteria to be held for sale, all of which were sold in April 2014.

Our operating results for the three months ended March 31, 2014 and 2013 are not directly comparable, as we were in the acquisition phase of our life cycle during 2013, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Furthermore, our results of operations for the three months ended March 31, 2014 are not indicative of those expected in future periods as we sold all of our held for sale assets subsequent to March 31, 2014.

Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below included 186 buildings owned as of January 1, 2013, and represents approximately 62% of total rentable square feet or 64% of total revenues as of March 31, 2014.

	For the Three Months Ended March 31,
($ and square feet in thousands, except per share data)	2014	2013	Change
Rental revenues:
Same store operating properties	$51,933	$49,956	$1,977
Other properties	29,604	1,298	28,306

Total revenues	81,537	51,254	30,283

Rental expenses:
Same store operating properties	14,541	12,431	2,110
Other properties	8,704	652	8,052

Total rental expenses	23,245	13,083	10,162

Net operating income:
Same store operating properties	37,392	37,525	(133)
Other properties	20,900	646	20,254

Total net operating income	58,292	38,171	20,121

Other:
Real estate-related depreciation and amortization	37,616	27,282	10,334
General and administrative expenses	1,798	1,661	137
Asset management fees, related party	7,322	4,532	2,790
Acquisition-related expenses, related party	199	958	(759)
Acquisition-related expenses	354	1,771	(1,417)
Equity in loss of unconsolidated joint ventures	21	1,286	(1,265)
Interest expense and other	15,797	11,598	4,199

Total other	63,107	49,088	14,019

Net loss	(4,815)	(10,917)	6,102
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(4,815)	$(10,917)	$6,102

Weighted-average shares outstanding	208,135	141,484	66,651

Net loss per common share—basic and diluted	$(0.02)	$(0.08)	$0.06

	As of March 31,
	2014	2013	Change
Portfolio data:
Consolidated buildings	297	197	100
Unconsolidated buildings	2	29	(27)

Total buildings	299	226	73

Rentable square feet of consolidated buildings	57,558	38,205	19,353
Rentable square feet of unconsolidated buildings	710	6,182	(5,472)

Total rentable square feet	58,268	44,387	13,881

Total number of customers	548	429	119
Percent occupied of operating portfolio	94%	95%	(1%)
Percent occupied of total portfolio	92%	91%	1%
Percent leased of operating portfolio	94%	95%	(1%)
Percent leased of total portfolio	92%	91%	1%

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased significantly for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the three months ended March 31, 2014, non-same store rental revenues reflects the addition of 95 buildings we acquired since January 1, 2013, which includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in the Fund I Partnership joint venture that were previously unconsolidated. Same store rental revenues for the three months ended March 31, 2014 increased by $2.0 million, or 4.0%, as compared to the same period in 2013, primarily due to an increase in tenant reimbursement revenue, which was driven by higher reimbursable expenses.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings owned compared to the same period during 2013. Same store rental expenses increased by $2.1 million, or 17.0%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to higher snow removal costs due to the extreme snowfall in the first quarter of 2014, as well as an increase in certain real estate taxes.

Other Expenses. Other expenses increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from the continued growth of our portfolio since March 31, 2013, as well as an increase in capital expenditures;

•

an increase in interest expense primarily due to an increase in net borrowings of $770.3 million since March 31, 2013, which was partially offset by a lower average interest rate of 3.4% as of March 31, 2014, as compared to 3.8% as of March 31, 2013; and

•	an increase in asset management fees as a result of the significant growth of our portfolio over the past 12 months.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2014 and 2013, NOI was $58.3 million and $38.2 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three months ended March 31, 2014 and 2013.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are one-time costs related to the acquisition. In addition, management does not include a non-recurring loss from the early extinguishment of debt in its evaluation of future operating performance as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (May 19, 2009) to March 31, 2014
(in thousands, except per share data)	2014	2013
Net loss	$(4,815)	$(10,917)	$(89,967)

Net loss per common share	$(0.02)	$(0.08)	$(1.02)

Reconciliation of net loss to FFO:
Net loss	$(4,815)	$(10,917)	$(89,967)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	37,616	27,282	243,492
Real estate-related depreciation and amortization of unconsolidated joint ventures	9	1,860	12,974
Gain on acquisition of joint venture	-	-	(26,481)

FFO	$32,810	$18,225	$140,018

FFO per common share	$0.16	$0.13	$1.58

Reconciliation of FFO to Company-defined FFO:
FFO	$32,810	$18,225	$140,018
Add (deduct) Company-defined adjustments:
Acquisition costs	553	2,729	71,259
Acquisition costs of unconsolidated joint ventures	-	58	3,133
Loss on early extinguishment of debt	-	-	837

Company-defined FFO	$33,363	$21,012	$215,247

Company-defined FFO per common share	$0.16	$0.15	$2.44

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$33,363	$21,012	$215,247
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(3,604)	(1,227)	(24,445)
Straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	-	(238)	(2,123)

MFFO	$29,759	$19,547	$188,679

MFFO per common share	$0.14	$0.14	$2.14

Weighted-average shares outstanding	208,135	141,484	88,367

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are cash flows generated by our real estate operations, debt financings and refinancings, and potential asset sales. Our principal uses of funds are and will continue to be for select acquisition and development of properties and other investments, operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures, which we expect to be able to pay over the next 12 months from our primary sources of capital. We believe that our cash on-hand, cash flows from operations, and anticipated financing and disposition activities will be sufficient to meet our anticipated future operating, distribution, debt service, and development and other capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Total cash provided by (used in):
Operating activities	$20,010	$17,334
Investing activities	(44,312)	(107,775)
Financing activities	21,729	98,866

Net (decrease) increase in cash	$(2,573)	$8,425

Cash provided by operating activities during the three months ended March 31, 2014 increased by $2.7 million as compared to the same period in 2013, primarily driven by the growth in performance of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties, partially offset by net increases of working capital accounts.

Cash used in investing activities during the three months ended March 31, 2014 decreased by $63.5 million as compared to the same period in 2013, primarily due to a reduction in our acquisition activity during the three months ended March 31, 2014 as compared to the same period in 2013, partially offset by an increase in capital expenditures.

Cash provided by financing activities during the three months ended March 31, 2014 decreased by $77.1 million as compared to the same period in 2013, primarily as a result of us closing our offering of primary shares pursuant to our follow-on offering in July 2013, and us no longer being in the acquisition phase of our life cycle.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of March 31, 2014, we had $205.0 million outstanding under our unsecured revolving credit agreement. The unused portion was $295.0 million, of which $95.7 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2014, we had $85.0 million outstanding under our secured line of credit. The unused portion was $55.0 million, of which $17.1 million was available. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement.

Unsecured Term Loans. As of March 31, 2014, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 2.13%, which includes the effect of the interest rate swap agreement relating to our $200.0 million unsecured term loan. Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments.

Mortgage Note Financings. As of March 31, 2014, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 5” to the condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of March 31, 2014.

Distributions. We intend to continue to make distributions on a quarterly basis. For the quarter ended March 31, 2014, 50% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the second quarter of 2014.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Debt Financings (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2014
March 31	$16,316	50%	$-	-%	$16,199	50%	$32,515

Total	$16,316	50%	$-	-%	$16,199	50%	$32,515

2013
December 31	$16,199	50%	$-	-%	$16,102	50%	$32,301
September 30	15,939	50	-	-	15,786	50	31,725
June 30	13,457	52	-	-	12,516	48	25,973
March 31	11,782	53	-	-	10,323	47	22,105

Total	$57,377	51%	$-	-%	$54,727	49%	$112,104

(1)	Determined based on the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.

(2)	Our debt financings, or borrowings, are a component of cash provided by financing activities as determined on a GAAP basis.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the three months ended March 31, 2014 and 2013, we received eligible redemption requests related to approximately 0.4 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $4.2 million, or an average price of $10.05 per share, and $2.3 million, or an average price of $9.83 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

SUBSEQUENT EVENTS

Dispositions

In April 2014, we sold 20 industrial buildings aggregating 2.8 million square feet. Of these dispositions: (i) one building totaling 1.3 million square feet was located in the Atlanta market; (ii) five buildings totaling 0.9 million square feet were located in the Dallas market; (iii) 13 buildings totaling 0.5 million square feet were located in the Portland market; and (iv) one building totaling 0.1 million square feet was located in the Tampa market. Pursuant to the Advisory Agreement, we paid an asset management fee in an amount equal to 2.0% of the total consideration in connection with the dispositions.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2013, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 19, 2014 (“2013 Form 10-K”). Except as otherwise disclosed in “Note 5” of our condensed consolidated financial statements relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside of the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria at which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, we adopted ASU 2014-08 early, and it became effective for us for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on our results of operations, financial position or liquidity.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of March 31, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of March 31, 2014, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of March 31, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 68.7% of our total consolidated debt (84.4% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2014, both the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.3 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2014. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2014, our consolidated variable interest rate debt consisted of borrowings under our lines of credit, our $300.0 million unsecured term loan, and a mortgage note, and represented 31.3% of our total consolidated debt (15.6% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $599.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2014, would change our annual interest expense by approximately $223,000.

Derivative Instruments. As of March 31, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 5” to the condensed consolidated financial statements for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the revised risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2013 Form 10-K.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

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

In addition, Dividend Capital Diversified Property Fund Inc. (“DPF”) has priority over us and Industrial Property Trust Inc. (“IPT”) (collectively, “IPT/IIT”) for all other (non-industrial) real estate or debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF also desires to acquire industrial properties and has a separate day-to-day asset acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. As between us and IPT, the Sponsor will consider certain allocation factors and if an opportunity is equally suitable for us and IPT, then the Advisor will utilize a reasonable allocation method.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

Per the terms of our amended and restated share redemption program (the “Amended SRP”), subject to certain restrictions and limitations, a stockholder may redeem shares of our common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. We are not obligated to redeem shares of our common stock under the share redemption program. We presently limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. We also limit redemptions in accordance with a quarterly cap.

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

For the three months ended March 31, 2014 and 2013, we received eligible redemption requests related to 0.4 million and 0.2 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of $4.2 million, or an average price of $10.05 per share, and $2.3 million, or an average price of $9.83 per share, respectively.

The table below summarizes the redemption activity for the three months ended March 31, 2014:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2014	-	$-	-	-
February 28, 2014	-	-	-	-
March 31, 2014	413,520	10.05	413,520	-

Total	413,520	$10.05	413,520	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 14, 2014	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 14, 2014	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.4	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Fifth Amended and Restated Advisory Agreement, dated as of February 21, 2014, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2014.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.