Form 10-Q
period 2014-06-30
Industrial Income Trust Inc.
filed 2014-08-11
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were 210,782,526 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
ASSETS
Net investment in real estate properties	$3,460,132	$3,499,570
Investment in unconsolidated joint ventures	8,118	8,066
Cash and cash equivalents	6,976	18,358
Restricted cash	2,948	2,813
Straight-line and tenant receivables, net	40,920	34,111
Notes receivable	3,612	3,612
Other assets	68,799	47,534
Assets held for sale	1,285	—

Total assets	$3,592,790	$3,614,064

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$33,917	$35,789
Debt	1,897,593	1,876,631
Distributions payable	32,706	32,301
Other liabilities	69,660	77,261

Total liabilities	2,033,876	2,021,982
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none
issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 209,116 and 206,743 shares issued and outstanding, respectively	2,091	2,067
Additional paid-in capital	1,896,915	1,874,539
Accumulated deficit	(336,753)	(287,138)
Accumulated other comprehensive (loss) income	(3,340)	2,613

Total stockholders’ equity	1,558,913	1,592,081
Noncontrolling interests	1	1

Total equity	1,558,914	1,592,082

Total liabilities and equity	$3,592,790	$3,614,064

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Rental revenues	$76,866	$55,302	$158,403	$106,556

Total revenues	76,866	55,302	158,403	106,556

Operating expenses:
Rental expenses	19,407	13,715	42,652	26,798
Real estate-related depreciation and amortization	35,244	26,602	72,860	53,884
General and administrative expenses	1,886	1,792	3,684	3,453
Asset management fees, related party	7,314	5,222	14,636	9,754
Acquisition-related expenses, related party	1,543	4,376	1,742	5,334
Acquisition-related expenses	—	6,197	354	7,968

Total operating expenses	65,394	57,904	135,928	107,191

Operating income (loss)	11,472	(2,602)	22,475	(635)
Other income (expenses):
Equity in loss of unconsolidated joint ventures	(9)	(170)	(30)	(1,456)
Interest expense and other	(15,513)	(11,440)	(31,310)	(23,038)
Gain on disposition of real estate properties	24,471	—	24,471	—

Total other income (expenses)	8,949	(11,610)	(6,869)	(24,494)
Net income (loss)	20,421	(14,212)	15,606	(25,129)
Net income (loss) loss attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to common stockholders	$20,421	$(14,212)	$15,606	$(25,129)

Weighted-average shares outstanding	209,419	166,255	208,780	153,938

Net income (loss) per common share - basic and diluted	$0.10	$(0.09)	$0.07	$(0.16)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$20,421	$(14,212)	$15,606	$(25,129)
Unrealized (loss) gain on derivative instruments	(4,420)	3,648	(5,953)	2,525

Comprehensive income (loss) attributable to common stockholders	$16,001	$(10,564)	$9,653	$(22,604)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance as of December 31, 2013	206,743	$2,067	$1,874,539	$(287,138)	$2,613	$1	$1,592,082
Net income	—	—	—	15,606	—	—	15,606
Unrealized loss on derivative instruments	—	—	—	—	(5,953)	—	(5,953)
Issuance of common stock	3,332	33	32,268	—	—	—	32,301
Share-based compensation	—	—	345	—	—	—	345
Offering costs	—	—	(646)	—	—	—	(646)
Redemptions of common stock	(959)	(9)	(9,591)	—	—	—	(9,600)
Distributions to stockholders	—	—	—	(65,221)	—	—	(65,221)

Balance as of June 30, 2014	209,116	$2,091	$1,896,915	$(336,753)	$(3,340)	$1	$1,558,914

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2014	2013
Operating activities:
Net income (loss)	$15,606	$(25,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	72,860	53,884
Equity in loss of unconsolidated joint ventures	30	1,456
Gain on disposition of real estate properties	(24,471)	—
Straight-line rent and amortization of above- and below-market leases	(6,975)	(4,055)
Other	1,106	1,186
Changes in operating assets and liabilities:
Restricted cash	(89)	(112)
Tenant receivables and other assets	5,885	5,090
Accounts payable, accrued expenses and other liabilities	(13,148)	12,058

Net cash provided by operating activities	50,804	44,378

Investing activities:
Real estate acquisitions	(72,054)	(523,979)
Acquisition deposits	(43,181)	(3,975)
Capital expenditures and development activities	(51,261)	(27,169)
Investment in unconsolidated joint ventures	—	(8,413)
Proceeds from disposition of real estate properties	125,310	—
Other	(47)	(132)

Net cash used in investing activities	(41,233)	(563,668)

Financing activities:
Repayments of mortgage notes	(3,185)	(1,485)
Proceeds from lines of credit	115,000	235,000
Repayments of lines of credit	(90,000)	(140,000)
Proceeds from issuance of common stock	—	498,361
Offering costs for issuance of common stock	(638)	(45,154)
Distributions paid to common stockholders	(32,515)	(22,336)
Redemptions of common stock	(9,085)	(6,918)
Other	(530)	(234)

Net cash (used in) provided by financing activities	(20,953)	517,234

Net decrease in cash and cash equivalents	(11,382)	(2,056)
Cash and cash equivalents, at beginning of period	18,358	24,550

Cash and cash equivalents, at end of period	$6,976	$22,494

Supplemental disclosure of cash flow information:
Distributions payable	$32,706	$25,973
Distributions reinvested in common stock	32,301	19,337
Redemptions payable	515	—

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance specifically excludes revenue derived from lease contracts from its scope. The standard will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.	INVESTMENT IN REAL ESTATE PROPERTIES

As of June 30, 2014 and December 31, 2013, the Company’s consolidated investment in real estate properties, excluding assets held for sale, consisted of 280 and 296 industrial buildings, respectively, totaling approximately 55.8 million and 57.2 million square feet, respectively. As of June 30, 2014, the Company had classified one industrial building as held for sale, which is not included in the following tables within “Note 2.” See “Note 4” below for additional information related to assets held for sale.

	June 30,	December 31,
(in thousands)	2014	2013
Land	$887,265	$874,779
Building and improvements	2,423,208	2,430,999
Intangible lease assets	372,812	390,809
Under construction and other (1)	51,308	15,905

Investment in real estate properties	3,734,593	3,712,492
Less accumulated depreciation and amortization	(274,461)	(212,922)

Net investment in real estate properties	$3,460,132	$3,499,570

(1)	As of June 30, 2014, the Company had five buildings under construction totaling approximately 1.3 million square feet, and three buildings where construction has not yet commenced totaling approximately 0.3 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$332,610	$(135,145)	$197,465	$347,186	$(106,872)	$240,314
Above-market lease assets	40,202	(17,833)	22,369	43,623	(14,453)	29,170
Below-market lease liabilities	(37,216)	8,627	(28,589)	(37,621)	5,763	(31,858)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,025	$3,648	$9,050	$5,930
Above-market lease amortization	(2,114)	(1,697)	(5,060)	(3,446)
Below-market lease amortization	1,460	877	2,985	1,571
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,938	$12,510	$37,579	$23,613
Intangible lease asset amortization	16,306	14,092	35,281	30,271

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

	As of June 30, 2014		Investment in Unconsolidated Joint Ventures as of
	Percent	Number of	June 30,	December 31,
($ in thousands)	Ownership	Buildings	2014	2013
Park 355 DC II	75%	1	$3,892	$3,791
Valley Parkway	50%	1	4,226	4,275

Total		2	$8,118	$8,066

4.	ASSETS HELD FOR SALE AND DISPOSITIONS

Assets Held for Sale

As of June 30, 2014, the Company had one industrial building that met the criteria to be classified as held for sale. The amounts reflected in held for sale as of June 30, 2014 included net real estate investment balances for the property.

Dispositions

In April 2014, the Company sold to third-parties, 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million, which were previously classified as held for sale. Of these dispositions: (i) one building totaling 1.3 million square feet was located in the Atlanta market; (ii) five buildings totaling 0.9 million square feet were located in the Dallas market; (iii) 13 buildings totaling 0.5 million square feet were located in the Portland market; and (iv) one building totaling 0.1 million square feet was located in the Tampa market.

Gains on the disposition of real estate are recorded when the recognition criteria have been met, generally at the time title is transferred, and the Company no longer has substantial continuing involvement with the real estate sold.

5.	DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its lines of credit and unsecured term loans, and under its mortgage note financings. The borrowings under its secured line of credit and the mortgage note financings are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average
	Stated Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2014	2013	Maturity Date	2014	2013
Secured line of credit (1)	2.05%	2.32%	January 2017	$85,000	$85,000
Unsecured line of credit (2)	1.90%	2.16%	August 2015	190,000	165,000
Unsecured term loans (3)	2.12%	2.03%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (4)	2.19%	2.19%	May 2015	9,080	9,080
Fixed-rate mortgage notes (5)	4.26%	4.26%	June 2015 - November 2024	1,113,513	1,117,551

Total / Weighted-Average	3.35%	3.39%		$1,897,593	$1,876,631

Gross book value of properties encumbered by debt				$2,295,380	$2,285,998

(1)	The interest rate is calculated based on one-month London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.80% to 2.65%. As of June 30, 2014, the unused portion was $55.0 million, of which $34.4 million was available.
(2)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. As of June 30, 2014, the unused portion was $310.0 million, of which $86.0 million was available.
(3)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.45%. Effective January 14, 2014, the interest rate for the $200.0 million unsecured term loan was fixed through the use of interest rate swaps at an all-in interest rate of 2.68% as of June 30, 2014.
(4)	The interest rate is calculated based on one-month LIBOR, plus 2.00%.
(5)	Interest rates range from 3.30% to 6.24%.

As of June 30, 2014, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2014	$—	$—	$3,583	$3,583
2015 (1)	190,000	—	52,985	242,985
2016	—	—	20,040	20,040
2017 (1)	85,000	—	62,174	147,174
2018	—	200,000	151,918	351,918
Thereafter	—	300,000	826,557	1,126,557

Total principal payments	275,000	500,000	1,117,257	1,892,257
Unamortized premium on assumed debt	—	—	5,336	5,336

Total	$275,000	$500,000	$1,122,593	$1,897,593

(1)	This line of credit may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2014.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2014, the Company had seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2014 and 2013, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaps	$507,560	(Other liabilities) / Other assets	$(3,340)	$2,613

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest rate swaps:
(Loss) gain recognized in AOCI (effective portion)	$(3,892)	$3,676	$(5,128)	$2,580
Loss reclassified from AOCI into income (effective portion)	(528)	(28)	(825)	(55)

Net other comprehensive (loss) gain	$(4,420)	$3,648	$(5,953)	$2,525

6.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2014
Liabilities
Derivative instruments	$—	$3,340	$—	$3,340

Total liabilities measured at fair value	$—	$3,340	$—	$3,340

December 31, 2013
Assets
Derivative instruments	$—	$2,613	$—	$2,613

Total assets measured at fair value	$—	$2,613	$—	$2,613

As of June 30, 2014 and December 31, 2013, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,622	$3,612	$3,625
Derivative instruments	—	—	2,613	2,613
Liabilities
Lines of credit	275,000	275,318	250,000	250,658
Unsecured term loans	500,000	501,688	500,000	503,388
Mortgage notes	1,122,593	1,146,969	1,126,631	1,122,602
Derivative instruments	3,340	3,340	—	—

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

Public Offering

The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion. The Company has registered $600.0 million in shares under the Company’s distribution reinvestment plan and is currently offering the shares at a price of $9.88 per share. As of June 30, 2014, $583.8 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
June 30	July 15, 2014	$0.15625	$16,389	$16,317	$32,706
March 31	April 15, 2014	0.15625	16,316	16,199	32,515

Total			$32,705	$32,516	$65,221

2013
December 31	January 15, 2014	$0.15625	$16,199	$16,102	$32,301
September 30	October 15, 2013	0.15625	15,939	15,786	31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$57,377	$54,727	$112,104

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Six Months
	Ended June 30,
(in thousands, except per share data)	2014	2013
Number of eligible shares redeemed	959	429
Aggregate amount of shares redeemed	$9,600	$4,204
Average redemption price per share	$10.01	$9.79

8.	SHARE-BASED COMPENSATION

In April 2014, the Company granted an aggregate of approximately 64,000 shares of restricted stock to certain eligible individuals under the Company’s amended and restated equity incentive plan. Included in these awards were approximately 14,000 shares of restricted stock granted to the Company’s independent directors, which immediately vested. The remainder of the awards will generally vest over three years.

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its amended and restated equity incentive plan for the six months ended June 30, 2014, is below:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at beginning of period	22	$10.40
Granted	64	$10.40
Vested	(31)	$10.40
Forfeited	(2)	$10.40

Nonvested shares at end of period	53	$10.40

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Share-based compensation expense	$313	$122	$345	$122
Total fair value of restricted stock vested	$324	$77	$324	$77
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$10.40	$10.40	$10.40

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share on the grant date.

As of June 30, 2014, the aggregate unrecognized compensation cost related to the restricted stock was $0.4 million and is expected to be fully recognized over a weighted-average period of 1.0 year.

9.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a sixth amended and restated advisory agreement (the “Advisory Agreement”), dated June 27, 2014, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. Dividend Capital Securities LLC (the “Dealer Manager”), also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three and six months ended June 30, 2014 and 2013:

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

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which it refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the

Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP). Asset management fees are also paid in connection with a disposition, which may involve a sale of one or more assets or a sale, merger, or other transaction, in an amount equal to 2.0% of the total consideration paid in connection with the disposition.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred				Receivable
	For the Three Months		For the Six Months		(Payable) as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Expensed:
Acquisition fees (1)	$1,543	$4,376	$1,742	$5,334	$—	$—
Asset management fees (2)	7,314	5,222	14,636	9,754	(14)	(13)
Other expense reimbursements	243	114	401	509	53	(73)

Total	$9,100	$9,712	$16,779	$15,597	$39	$(86)

Additional Paid-In Capital:
Sales commissions	$—	$22,087	$—	$34,777	$—	$—
Dealer manager fees	—	8,185	—	12,875	—	—
Organization and offering expenses	359	5,895	641	9,327	(142)	(139)

Total	$359	$36,167	$641	$56,979	$(142)	$(139)

(1)	In addition, for the six months ended June 30, 2014, the Company paid to the Advisor approximately $2.1 million of development acquisition fees, which are included in the total development project costs of the respective properties, and are capitalized in construction in progress on the Company’s condensed consolidated balance sheets.
(2)	In addition, for the six months ended June 30, 2014, the Company paid to the Advisor approximately $2.6 million of asset management fees in connection with dispositions, which are included in the gain on disposition of real estate properties on the Company’s condensed consolidated statements of operations.

Joint Venture Fees. The Company’s previously unconsolidated joint venture, IIT North American Industrial Fund I Limited Partnership (“Fund I Partnership”), paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the six months ended June 30, 2013, the Fund I Partnership paid to the Advisor approximately $1.2 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor received the total amount of fees payable pursuant to the Advisory Agreement.

10.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2014.

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. As of June 30, 2014, we had raised aggregate gross proceeds of approximately $2.1 billion from the sale of 211.8 million shares of our common stock in our public offerings, including approximately $111.8 million from the sale of 11.4 million shares of our common stock through our distribution reinvestment plan.

As of June 30, 2014, our consolidated real estate portfolio included 281 industrial buildings totaling approximately 55.9 million square feet with 533 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.0 years. Of the 281 industrial buildings we owned and managed as of June 30, 2014:

•	269 industrial buildings totaling approximately 53.2 million square feet comprised our operating portfolio. Our operating portfolio consists of stabilized properties, which includes the one industrial building classified as held for sale, and was 93% occupied (94% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	12 industrial buildings totaling approximately 2.7 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of June 30, 2014 and December 31, 2013, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 52.8% and 51.9%, respectively.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past three years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export / import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 17 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the six months ended June 30, 2014, we completed the following activities:

•	As of June 30, 2014, we had 281 consolidated buildings aggregating 55.9 million rentable square feet as compared to 243 consolidated buildings aggregating 44.6 million rentable square feet as of June 30, 2013.

•	During the six months ended June 30, 2014, we leased approximately 4.0 million square feet, which included 1.9 million square feet of new leases and expansions and 2.1 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	As of June 30, 2014, our total operating portfolio was 93% occupied and 94% leased, as compared to 94% occupied and 95% leased as of December 31, 2013.

•	As of June 30, 2014, we had five buildings under construction totaling approximately 1.3 million square feet and three buildings where construction had not yet commenced totaling approximately 0.3 million square feet.

•	In April 2014, we sold 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million and recognized gains of $24.5 million. All of these buildings were previously classified as held for sale.

Our operating results for the three and six months ended June 30, 2014 and 2013 are not directly comparable, as we were in the acquisition phase of our life cycle during 2013, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Furthermore, our results of operations for the three and six months ended June 30, 2014 are not indicative of those expected in future periods as they include the results of the properties sold in April 2014.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
	June 30,	December 31,	June 30,
(square feet in thousands)	2014	2013	2013
Portfolio data:
Consolidated buildings	281	296	243
Unconsolidated buildings	2	1	30

Total buildings	283	297	273

Rentable square feet of consolidated buildings	55,859	57,230	44,636
Rentable square feet of unconsolidated buildings	710	180	6,367

Total rentable square feet	56,569	57,410	51,003

Total number of customers	533	553	527
Percent occupied of operating portfolio (1)	93%	94%	92%
Percent occupied of total portfolio (1)	89%	91%	91%
Percent leased of operating portfolio (1)	94%	95%	93%
Percent leased of total portfolio (1)	91%	93%	93%

(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2014 Compared to the Same Periods in 2013

The following table summarizes our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 178 buildings owned as of April 1, 2013, and represented 63% of total rentable square feet or 65% of total revenues as of June 30, 2014. The same store operating portfolio for the six month periods presented below included 171 buildings owned as of January 1, 2013, and represented 60% of total rentable square feet or 62% of total revenues as of June 30, 2014.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Rental revenues:
Same store operating properties	$49,954	$48,234	$1,720	$97,912	$94,118	$3,794
Other properties	26,912	7,068	19,844	60,491	12,438	48,053

Total revenues	76,866	55,302	21,564	158,403	106,556	51,847

Rental expenses:
Same store operating properties	12,644	12,181	463	26,488	23,774	2,714
Other properties	6,763	1,534	5,229	16,164	3,024	13,140

Total rental expenses	19,407	13,715	5,692	42,652	26,798	15,854

Net operating income:
Same store operating properties	37,310	36,053	1,257	71,424	70,344	1,080
Other properties	20,149	5,534	14,615	44,327	9,414	34,913

Total net operating income	57,459	41,587	15,872	115,751	79,758	35,993

Other:
Real estate-related depreciation and amortization	(35,244)	(26,602)	(8,642)	(72,860)	(53,884)	(18,976)
General and administrative expenses	(1,886)	(1,792)	(94)	(3,684)	(3,453)	(231)
Asset management fees, related party	(7,314)	(5,222)	(2,092)	(14,636)	(9,754)	(4,882)
Acquisition-related expenses, related party	(1,543)	(4,376)	2,833	(1,742)	(5,334)	3,592
Acquisition-related expenses	—	(6,197)	6,197	(354)	(7,968)	7,614
Equity in loss of unconsolidated joint ventures	(9)	(170)	161	(30)	(1,456)	1,426
Interest expense and other	(15,513)	(11,440)	(4,073)	(31,310)	(23,038)	(8,272)
Gain on disposition of real estate properties	24,471	—	24,471	24,471	—	24,471

Total other	(37,038)	(55,799)	18,761	(100,145)	(104,887)	4,742

Net income (loss)	20,421	(14,212)	34,633	15,606	(25,129)	40,735
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$20,421	$(14,212)	$34,633	$15,606	$(25,129)	$40,735

Weighted-average shares outstanding	209,419	166,255	43,164	208,780	153,938	54,842

Net income (loss) per common share - basic and diluted	$0.10	$(0.09)	$0.19	$0.07	$(0.16)	$0.23

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased significantly for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the three months ended June 30, 2014, non-same store rental revenues reflects the addition of 104 buildings we acquired since April 1, 2013, and for the six months ended June 30, 2014, non-same store rental revenues reflects the addition of 111 buildings we acquired since January 1, 2013. The increase in the number of buildings acquired for both the three and six months ended June 30, 2014 includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in the Fund I Partnership joint venture that were previously unconsolidated. In addition, the non-same store rental revenues include the results of the 20 buildings we sold in April 2014. Same store rental revenues for the three and six months ended June 30, 2014 increased by $1.7 million, or 3.6%, and $3.8 million, or 4.0%, respectively, as compared to the same periods in 2013, in part due to receipt of early termination fees, as well as an increase in tenant reimbursement revenue, which was driven by higher reimbursable expenses.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to an increase in non-same store rental expenses attributable to the significant net increase in the number of buildings owned compared to the same periods during 2013. Same store rental expenses increased by $0.5 million, or 3.8%, and $2.7 million, or 11.4%, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to higher snow removal costs due to the extreme snowfall in the first quarter of 2014, as well as an increase in certain real estate taxes.

Other Income and Expenses. Other expenses decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to:

•	a gain of approximately $24.5 million as a result of the disposition of 20 buildings in April 2014; and

•	a decrease in acquisition-related expenses as a result of reduced acquisition activity in 2014 as compared to 2013; both partially offset by

•	an increase in real estate-related depreciation and amortization expense resulting from the $958.6 million growth of our investment in real estate properties since June 30, 2013;

•	an increase in interest expense primarily due to an increase in net borrowings of $609.2 million since June 30, 2013, which was partially offset by a lower average interest rate of 3.4% as of June 30, 2014, as compared to 3.6% as of June 30, 2013; and

•	an increase in asset management fees as a result of the significant growth of our portfolio since June 30, 2013.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2014, NOI was $57.5 million and $115.8 million, respectively, as compared to $41.6 million and $79.8 million, respectively, for the three and six months ended June 30, 2013. Same store NOI for the three and six months ended June 30, 2014 increased by $1.3 million, or 3.5%, and $1.1 million, or 1.5%, respectively, as compared to the same periods in 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2014 Compared to the Same Periods in 2013” above for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2014 and 2013.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. Loss from the early extinguishment of debt was excluded because it was a loss recognized as part of a one-time transaction. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, Company-defined FFO and MFFO:

					For the Period
	For the Three Months		For the Six Months		From Inception
	Ended June 30,		Ended June 30,		(May 19, 2009) to
(in thousands, except per share data)	2014	2013	2014	2013	June 30, 2014
Net income (loss)	$20,421	$(14,212)	$15,606	$(25,129)	$(69,546)

Net income (loss) per common share	$0.10	$(0.09)	$0.07	$(0.16)	$(0.73)

Reconciliation of net income (loss) to FFO:
Net income (loss)	$20,421	$(14,212)	$15,606	$(25,129)	$(69,546)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	35,244	26,602	72,860	53,884	278,736
Real estate-related depreciation and amortization of unconsolidated joint ventures	—	1,298	9	3,158	12,974
Gain on acquisition of joint venture	—	—	—	—	(26,481)
Gain on disposition of real estate properties	(24,471)	—	(24,471)	—	(24,471)

FFO	$31,194	$13,688	$64,004	$31,913	$171,212

FFO per common share	$0.15	$0.08	$0.31	$0.21	$1.80

Reconciliation of FFO to Company-defined FFO:
FFO	$31,194	$13,688	$64,004	$31,913	$171,212
Add (deduct) Company-defined adjustments:
Acquisition costs	1,543	10,573	2,096	13,302	72,802
Acquisition costs of unconsolidated joint ventures	—	21	—	79	3,133
Loss on early extinguishment of debt	—	—	—	—	837

Company-defined FFO	$32,737	$24,282	$66,100	$45,294	$247,984

Company-defined FFO per common share	$0.16	$0.15	$0.32	$0.29	$2.61

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$32,737	$24,282	$66,100	$45,294	$247,984
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(3,371)	(2,828)	(6,975)	(4,055)	(27,816)
Straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	—	(579)	—	(817)	(2,123)

MFFO	$29,366	$20,875	$59,125	$40,422	$218,045

MFFO per common share	$0.14	$0.13	$0.28	$0.26	$2.29

Weighted-average shares outstanding	209,419	166,255	208,780	153,938	95,074

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are cash flows generated by our real estate operations, debt financings and refinancings, and asset sales. Our principal uses of funds are and will continue to be for select acquisition and development of properties and other investments, operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures, which we expect to be able to pay over the next 12 months from our primary sources of capital. We believe that our cash on-hand, cash flows from operations, and any financing and disposition activities will be sufficient to meet our anticipated future operating, distribution, debt service, and development and other capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months
	Ended June 30,
(in thousands)	2014	2013
Total cash provided by (used in):
Operating activities	$50,804	$44,378
Investing activities	(41,233)	(563,668)
Financing activities	(20,953)	517,234

Net decrease in cash	$(11,382)	$(2,056)

Cash provided by operating activities during the six months ended June 30, 2014 increased by $6.4 million as compared to the same period in 2013, primarily driven by the growth in performance of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties, partially offset by net increases of working capital accounts.

Cash used in investing activities during the six months ended June 30, 2014 decreased by $522.4 million as compared to the same period in 2013, primarily due to a reduction in our acquisition activity during the six months ended June 30, 2014 as compared to the same period in 2013, partially offset by proceeds from the disposition of real estate properties and an increase in capital expenditures.

Cash used in financing activities during the six months ended June 30, 2014 decreased by $538.2 million as compared to the same period in 2013, primarily as a result of us closing our offering of primary shares pursuant to our follow-on offering in July 2013, and no longer being in the acquisition phase of our life cycle.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of June 30, 2014, we had $190.0 million outstanding under our unsecured line of credit. The unused portion was $310.0 million, of which $86.0 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of June 30, 2014, we had $85.0 million outstanding under our secured line of credit. The unused portion was $55.0 million, of which $34.4 million was available. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement.

Unsecured Term Loans. As of June 30, 2014, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 2.12%, which includes the effect of the interest rate swap agreements relating to our $200.0 million unsecured term loan. Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments.

Mortgage Note Financings. As of June 30, 2014, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.25%, which includes the effect of an interest rate swap agreement. Refer to “Note 5” to the condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of June 30, 2014.

Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2014, 50% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, and interest income from our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the third quarter of 2014.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds from
	Operating		Issuance of		Total
($ in thousands)	Activities (1)		DRIP Shares (2)		Distributions
2014
June 30	$16,389	50%	$16,317	50%	$32,706
March 31	16,316	50	16,199	50	32,515

Total	$32,705	50%	$32,516	50%	$65,221

2013
December 31	$16,199	50%	$16,102	50%	$32,301
September 30	15,939	50	15,786	50	31,725
June 30	13,457	52	12,516	48	25,973
March 31	11,782	53	10,323	47	22,105

Total	$57,377	51%	$54,727	49%	$112,104

(1)	Determined based on the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the six months ended June 30, 2014 and 2013, we received eligible redemption requests related to approximately 1.0 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $9.6 million, or an average price of $10.01 per share, and $4.2 million, or an average price of $9.79 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is expected to be subject to certain caps and is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance specifically excludes revenue derived from lease contracts from its scope. The standard will be effective for us in the first quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of June 30, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of June 30, 2014, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of June 30, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 69.2% of our total consolidated debt (85.0% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2014, both the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.3 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2014. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2014, our consolidated variable interest rate debt consisted of borrowings under our lines of credit, our $300.0 million unsecured term loan, and a mortgage note, and represented 30.8% of our total consolidated debt (15.0% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $584.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2014, would change our annual interest expense by approximately $237,000.

Derivative Instruments. As of June 30, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 5” to the condensed consolidated financial statements for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sponsor and the Advisor have agreed, subject to changes approved by the Conflicts Resolution Committee, that (the “IPT/IIT Allocation Arrangement”): if an investment is equally suitable for Industrial Property Trust Inc. (“IPT”) and us, until such time as all of the proceeds from IPT’s public offerings have been fully invested and except as noted below, IPT will have priority over us with respect to: (i) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; and (ii) debt investments related to industrial properties located in the U.S. or Mexico; provided, however, that: (a) other than development or re-development opportunities associated with existing IPT investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with IPT, we will have priority with respect to all opportunities related to development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico; and (b) when, from time to time, we have additional capital to deploy (either through the sale of assets or otherwise) into Core Industrial Investment Opportunities, and, when, from time to time, IPT has capital available to deploy into Industrial Development Opportunities, our CEO and regional Managing Directors (who currently serve in similar positions at IPT) will determine in their sole discretion for which program the investment is most suitable by utilizing the following allocation factors:

•	The investment objectives and criteria of each program;

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets owned by each program;

•	The effect of the acquisition both on diversification of each program’s investments by type of commercial property and geographic area, and on diversification of the customers of its properties;

•	The policy of each program relating to leverage of investments;

•	The anticipated cash flow of each program;

•	The tax effects of the purchase on each program;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

Any such determinations will be reported, at least quarterly, to our Conflicts Resolution Committee in order to evaluate whether we are receiving our fair share of opportunities.

In addition, Dividend Capital Diversified Property Fund Inc. (“DPF”) has priority over us and IPT (collectively, “IPT/IIT”) for all other non-industrial real estate or non-industrial debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF also desires to acquire industrial properties and industrial debt investments and has a separate day-to-day asset acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (1) if an industrial property or industrial debt opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property or industrial debt opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property or industrial debt opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offerings, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.40 per share as of December 31, 2013. The basis for this valuation is the fact that this was the most recent primary share offering price in the Follow-On Offering to third-party investors through arms-length transactions. We will continue to use the most recent primary share offering price as the estimated per share value. We are not obligated and do not expect to disclose an estimated per share value of our common stock based on an appraisal of our assets until 18 months following the date on which the Follow-On Offering was terminated (which will be no later than January 2015), regardless of whether valuations or appraisals are undertaken in connection with other activities and regardless of whether preliminary or other appraisals are obtained in preparation for the disclosure of our estimated share value.

Although this estimated value represents the most recent price at which most investors were willing to purchase shares in the Follow-On Offering, it is likely to differ from the price that a stockholder would receive upon the events described below because: (i) there is no public trading market for the shares at this time; (ii) the $10.40 primary offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

The current price which is based on the most recent offering price and any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, the current price and any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

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

The actual value of shares that we repurchase under our share redemption program may be substantially less or more than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price of primary shares of our common stock in our public offerings was arbitrarily determined. Although the offering price represents the most recent price at which our investors were willing to purchase such shares, it does not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at or below the offering price, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Alternatively, the actual value of the shares that we repurchase may be more than the redemption price and a stockholder participating in the redemption plan may not benefit from any increase in the value of the underlying assets.

We sold shares of our common stock in fixed price offerings, and continue to sell shares pursuant to our distribution reinvestment plan in a fixed price offering, and the fixed offering price may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for shares of our common stock in our distribution reinvestment plan may be higher or lower than the value of our assets per share of our common stock at the time of purchase or at any time in the future.

Our public offerings were fixed price offerings, which means that the offering price for shares of our common stock was fixed and did not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price for our public offerings, including our ongoing offering pursuant to our distribution reinvestment plan, in its sole discretion. The various factors considered by our board of directors in determining the fixed offering price for our public offerings were based on a number of assumptions and estimates that may not be accurate or complete. The fixed offering price established for shares of our common stock may not now or in the future accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the fixed offering price may not be indicative of either the price you would receive if you sold your shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were to execute a liquidity event or were to liquidate or dissolve.

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

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed (the “Original Purchase Price”), and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that a stockholder has held its shares of our common stock subject to redemption, as described in the table below (the “Holding Period Discount Table”), which has been posted on our website at www.industrialincome.com. Except as noted below, the redemption price (the “Redemption Price”) will be calculated by multiplying the Original Purchase Price by the applicable Holding Period Discount. Shares purchased through our distribution reinvestment plan, regardless of the offering in which they were purchased, will not be subject to the Holding Period Discount. With respect to shares of our common stock purchased pursuant to our initial public offering, including shares purchased through our distribution reinvestment plan pursuant to our initial public offering, the Redemption Price will be determined as described above, however the Original Purchase Price paid for such shares first will be increased by four percent, which is the amount by which the offering price increased between our initial public offering and our second public offering (the “Initial Offering Adjustment”) subject to the adjustments applicable to shares of common stock in connection with a redemption request with respect to the death of a stockholder, as described below. The redemption price is not intended to reflect the current value of shares being redeemed and such amount does not reflect the value that a stockholder might receive from selling his or her shares to a third party or upon a liquidity event. Currently, we are not required to disclose a new estimated price per share until January 2015.

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

For the six months ended June 30, 2014 and 2013, we received eligible redemption requests related to 1.0 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of $9.6 million, or an average price of $10.01 per share, and $4.2 million, or an average price of $9.79 per share, respectively.

The table below summarizes the redemption activity for the three months ended June 30, 2014:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2014	—	$—	—	—
May 31, 2014	—	—	—	—
June 30, 2014	545,389	9.98	545,389	—

Total	545,389	$9.98	545,389	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 11, 2014	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

August 11, 2014	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.4	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1*	Sixth Amended and Restated Advisory Agreement, dated as of June 27, 2014, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.