Form 10-Q
period 2014-09-30
Industrial Income Trust Inc.
filed 2014-11-12
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, there were 211,911,187 shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
ASSETS
Net investment in real estate properties	$3,520,401	$3,499,570
Investment in unconsolidated joint ventures	8,207	8,066
Cash and cash equivalents	11,161	18,358
Restricted cash	4,094	2,813
Straight-line and tenant receivables, net	42,912	34,111
Notes receivable	3,612	3,612
Other assets	38,038	47,534

Total assets	$3,628,425	$3,614,064

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$30,406	$29,092
Debt	1,945,897	1,876,631
Distributions payable	32,896	32,301
Other liabilities	83,121	83,958

Total liabilities	2,092,320	2,021,982

Commitments and contingencies (Note 10)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value - 1,000,000 shares authorized, 210,254 and 206,743 shares issued and outstanding, respectively	2,102	2,067
Additional paid-in capital	1,907,869	1,874,539
Accumulated deficit	(372,838)	(287,138)
Accumulated other comprehensive (loss) income	(1,029)	2,613

Total stockholders’ equity	1,536,104	1,592,081
Noncontrolling interests	1	1

Total equity	1,536,105	1,592,082

Total liabilities and equity	$3,628,425	$3,614,064

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Rental revenues	$76,530	$65,098	$234,933	$171,654

Total revenues	76,530	65,098	234,933	171,654

Operating expenses:
Rental expenses	19,494	16,843	62,146	43,641
Real estate-related depreciation and amortization	33,868	31,025	106,728	84,909
General and administrative expenses	1,467	1,661	5,151	5,114
Asset management fees, related party	7,393	6,077	22,029	15,831
Acquisition expenses, related party	1,690	5,627	3,432	10,961
Acquisition and strategic transaction expenses	465	4,347	819	12,315

Total operating expenses	64,377	65,580	200,305	172,771

Operating income (loss)	12,153	(482)	34,628	(1,117)

Other (expenses) income:
Equity in loss of unconsolidated joint ventures	(9)	(1,349)	(39)	(2,805)
Interest expense and other	(15,319)	(12,488)	(46,629)	(35,526)
Gain on disposition of real estate properties	-	-	24,471	-
Gain on acquisition of joint venture	-	26,481	-	26,481
Incentive fee from acquisition of joint venture	-	1,985	-	1,985

Total other (expenses) income	(15,328)	14,629	(22,197)	(9,865)

Net (loss) income	(3,175)	14,147	12,431	(10,982)
Net (loss) income attributable to noncontrolling interests	-	-	-	-

Net (loss) income attributable to common stockholders	$(3,175)	$14,147	$12,431	$(10,982)

Weighted-average shares outstanding	210,542	203,024	209,374	170,474

Net (loss) income per common share - basic and diluted	$(0.02)	$0.07	$0.06	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(3,175)	$14,147	$12,431	$(10,982)
Unrealized gain (loss) on derivative instruments	2,311	(1,450)	(3,642)	1,075

Comprehensive (loss) income attributable to common stockholders	$(864)	$12,697	$8,789	$(9,907)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance as of December 31, 2013	206,743	$2,067	$1,874,539	$(287,138)	$2,613	$1	$1,592,082
Net income	-	-	-	12,431	-	-	12,431
Unrealized loss on derivative instruments	-	-	-	-	(3,642)	-	(3,642)
Issuance of common stock	4,991	50	48,537	-	-	-	48,587
Share-based compensation	-	-	442	-	-	-	442
Offering costs	-	-	(850)	-	-	-	(850)
Redemptions of common stock	(1,480)	(15)	(14,799)	-	-	-	(14,814)
Distributions to stockholders	-	-	-	(98,131)	-	-	(98,131)

Balance as of September 30, 2014	210,254	$2,102	$1,907,869	$(372,838)	$(1,029)	$1	$1,536,105

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2014	2013
Operating activities:
Net income (loss)	$12,431	$(10,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	106,728	84,909
Equity in loss of unconsolidated joint ventures	39	2,805
Gain on disposition of real estate properties	(24,471)	-
Gain on acquisition of joint venture	-	(26,481)
Incentive fee from acquisition of joint venture	-	(1,985)
Straight-line rent and amortization of above- and below-market leases	(9,715)	(8,562)
Other	1,692	1,665
Changes in operating assets and liabilities:
Tenant receivables and other assets	(1,449)	(3,809)
Accounts payable, accrued expenses and other liabilities	(4,129)	17,167

Net cash provided by operating activities	81,126	54,727

Investing activities:
Real estate acquisitions	(116,826)	(815,634)
Acquisition of joint venture	-	(126,010)
Acquisition deposits	(17,220)	(28,367)
Capital expenditures and development activities	(84,697)	(55,098)
Investment in unconsolidated joint ventures	(181)	(19,802)
Distributions from unconsolidated joint ventures	-	3,754
Proceeds from disposition of real estate properties	125,310	-
Other	-	(247)

Net cash used in investing activities	(93,614)	(1,041,404)

Financing activities:
Proceeds from issuance of mortgage notes	17,500	-
Repayments of mortgage notes	(4,964)	(9,975)
Proceeds from issuance of term loan	-	300,000
Proceeds from lines of credit	165,000	705,000
Repayments of lines of credit	(107,000)	(610,000)
Proceeds from issuance of common stock	-	721,768
Offering costs for issuance of common stock	(908)	(69,781)
Distributions paid to common stockholders	(48,941)	(35,793)
Redemptions of common stock	(14,814)	(9,592)
Other	(582)	(1,849)

Net cash provided by financing activities	5,291	989,778

Net (decrease) increase in cash and cash equivalents	(7,197)	3,101
Cash and cash equivalents, at beginning of period	18,358	24,550

Cash and cash equivalents, at end of period	$11,161	$27,651

Supplemental disclosure of cash flow information:
Distributions payable	$32,896	$31,725
Distributions reinvested in common stock	48,595	31,853
Debt assumed on real estate and joint venture acquisitions	-	241,280
Acquired investment in unconsolidated joint venture	-	104,246

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

Reclassifications

Certain amounts included in the accompanying condensed consolidated balance sheet for 2013 have been reclassified from accounts payable and accrued expenses to other liabilities to conform to the 2014 presentation.

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

As of September 30, 2014 and December 31, 2013, the Company’s consolidated investment in real estate properties consisted of 283 and 296 industrial buildings, respectively, totaling approximately 57.6 million and 57.2 million square feet, respectively.

(in thousands)	September 30, 2014	December 31, 2013
Land	$904,581	$874,779
Building and improvements	2,466,117	2,430,999
Intangible lease assets	375,312	390,809
Under construction and other (1)	85,008	15,905

Investment in real estate properties	3,831,018	3,712,492
Less accumulated depreciation and amortization	(310,617)	(212,922)

Net investment in real estate properties	$3,520,401	$3,499,570

(1)	As of September 30, 2014, the Company had three buildings under construction totaling approximately 0.3 million square feet, and three buildings where construction has not yet commenced totaling approximately 0.3 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	September 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$334,950	$(150,812)	$184,138	$347,186	$(106,872)	$240,314
Above-market lease assets	40,362	(19,878)	20,484	43,623	(14,453)	29,170
Below-market lease liabilities	(37,177)	10,016	(27,161)	(37,621)	5,763	(31,858)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,197	$5,377	$12,247	$11,307
Above-market lease amortization	(1,885)	(2,004)	(6,945)	(5,450)
Below-market lease amortization	1,428	1,134	4,413	2,705

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$19,095	$15,276	$56,674	$38,889
Intangible lease asset amortization	14,773	15,749	50,054	46,020

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

	As of September 30, 2014		Investment in Unconsolidated Joint Ventures as of
($ in thousands)	Percent Ownership	Number of Buildings	September 30, 2014	December 31, 2013
Park 355 DC II	75%	1	$3,967	$3,791
Valley Parkway	50%	1	4,240	4,275

Total		2	$8,207	$8,066

4.	DISPOSITIONS

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

	Weighted-Average Stated Interest Rate as of			Balance as of
($ in thousands)	September 30, 2014	December 31, 2013	Maturity Date	September 30, 2014	December 31, 2013
Secured line of credit (1)	2.05%	2.32%	January 2017	$85,000	$85,000
Unsecured line of credit (2)	1.90%	2.16%	August 2015	223,000	165,000
Unsecured term loans (3)	2.13%	2.03%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (4)	2.15%	2.19%	May 2015	9,080	9,080
Fixed-rate mortgage notes (5)	4.25%	4.26%	June 2015 - November 2024	1,128,817	1,117,551

Total / Weighted-Average	3.33%	3.39%		$1,945,897	$1,876,631

Gross book value of properties encumbered by debt				$2,404,595	$2,285,998

(1)	The interest rate is calculated based on one-month London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.80% to 2.65%. As of September 30, 2014, the unused portion was $55.0 million, of which $36.9 million was available.
(2)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. As of September 30, 2014, the unused portion was $277.0 million, of which $75.5 million was available.
(3)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.45%. Effective January 14, 2014, the interest rate for the $200.0 million unsecured term loan was fixed through the use of interest rate swaps at an all-in interest rate of 2.68% as of September 30, 2014.
(4)	The interest rate is calculated based on one-month LIBOR, plus 2.00%.
(5)	Interest rates range from 3.30% to 6.24%.

As of September 30, 2014, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2014	$-	$-	$1,808	$1,808
2015 (1)	223,000	-	52,981	275,981
2016	-	-	20,040	20,040
2017 (1)	85,000	-	62,175	147,175
2018	-	200,000	169,418	369,418
Thereafter	-	300,000	826,556	1,126,556

Total principal payments	308,000	500,000	1,132,978	1,940,978
Unamortized premium on assumed debt	-	-	4,919	4,919

Total	$308,000	$500,000	$1,137,897	$1,945,897

(1)	The line of credit may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of September 30, 2014.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2014, the Company had seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2014 and 2013, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps	$507,560	(Other liabilities) / Other assets	$(1,029)	$2,613

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$2,761	$(1,421)	$(2,367)	$1,158
Loss reclassified from AOCI into income (effective portion)	(450)	(29)	(1,275)	(83)

Net other comprehensive gain (loss)	$2,311	$(1,450)	$(3,642)	$1,075

6.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2014
Liabilities
Derivative instruments	$-	$1,029	$-	$1,029

Total liabilities measured at fair value	$-	$1,029	$-	$1,029

December 31, 2013
Assets
Derivative instruments	$-	$2,613	$-	$2,613

Total assets measured at fair value	$-	$2,613	$-	$2,613

As of September 30, 2014 and December 31, 2013, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,615	$3,612	$3,625
Derivative instruments	-	-	2,613	2,613

Liabilities
Lines of credit	308,000	308,387	250,000	250,658
Unsecured term loans	500,000	503,471	500,000	503,388
Mortgage notes	1,137,897	1,163,939	1,126,631	1,122,602
Derivative instruments	1,029	1,029	-	-

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

Public Offering

The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion. The Company has registered $600.0 million in shares under the Company’s distribution reinvestment plan and is currently offering the shares at a price of $9.88 per share. As of September 30, 2014, $567.5 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
September 30	October 15, 2014	$0.15625	$16,621	$16,275	$32,896
June 30	July 15, 2014	0.15625	16,426	16,294	32,720
March 31	April 15, 2014	0.15625	16,316	16,199	32,515

Total			$49,363	$48,768	$98,131

2013
December 31	January 15, 2014	$0.15625	$16,199	$16,102	$32,301
September 30	October 15, 2013	0.15625	15,939	15,786	31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$57,377	$54,727	$112,104

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013
Number of eligible shares redeemed	1,480	700
Aggregate amount of shares redeemed	$14,814	$6,878
Average redemption price per share	$10.01	$9.83

8.	SHARE-BASED COMPENSATION

For the nine months ended September 30, 2014, the Company granted an aggregate of approximately 80,000 shares of restricted stock to certain eligible individuals under the Company’s amended and restated equity incentive plan. Included in these awards were approximately 24,000 shares of restricted stock granted to the Company’s independent directors, of which approximately 14,000 shares immediately vested and 10,000 shares vest over the next nine months. The remainder of the awards generally vest over three years.

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its amended and restated equity incentive plan for the nine months ended September 30, 2014, is below:

		Weighted-Average
(shares in thousands)	Shares	Fair Value per Share (1)
Nonvested shares at beginning of period	22	$10.40
Granted	80	$10.40
Vested	(31)	$10.40
Forfeited	(3)	$10.40

Nonvested shares at end of period	68	$10.40

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Share-based compensation expense	$97	$22	$442	$144
Total fair value of restricted stock vested	$-	$-	$321	$77
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$10.40	$10.40	$10.40

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share on the grant date.

As of September 30, 2014, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.5 million and is expected to be fully recognized over a weighted-average period of 0.9 years.

9.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a sixth amended and restated advisory agreement (the “Advisory Agreement”), dated June 27, 2014, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. Dividend Capital Securities LLC (the “Dealer Manager”), also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three and nine months ended September 30, 2014 and 2013:

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Nine Months		Payable as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Expensed:
Acquisition fees (1)	$1,690	$5,627	$3,432	$10,961	$-	$-
Asset management fees (2)	7,393	6,077	22,029	15,831	34	13
Other expense reimbursements	187	182	588	691	51	73

Total	$9,270	$11,886	$26,049	$27,483	$85	$86

Additional Paid-In Capital:
Sales commissions	$-	$14,468	$-	$49,245	$-	$-
Dealer manager fees	-	5,419	-	18,294	-	-
Offering expenses	209	3,774	850	13,101	81	139

Total	$209	$23,661	$850	$80,640	$81	$139

(1)	In addition, for the nine months ended September 30, 2014, the Company paid to the Advisor approximately $2.6 million of development acquisition fees, which are included in the total development project costs of the respective properties, and are capitalized in construction in progress on the Company’s condensed consolidated balance sheets.
(2)	In addition, for the nine months ended September 30, 2014, the Company paid to the Advisor approximately $2.6 million of asset management fees in connection with dispositions, which are included in the gain on disposition of real estate properties on the Company’s condensed consolidated statements of operations.

Joint Venture Fees. The Company’s previously unconsolidated joint venture, IIT North American Industrial Fund I Limited Partnership (“Fund I Partnership”), paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the nine months ended September 30, 2013, the Fund I Partnership paid to the Advisor approximately $3.3 million in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor received the total amount of fees payable pursuant to the Advisory Agreement.

10.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2014.

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. As of September 30, 2014, we had raised aggregate gross proceeds of approximately $2.2 billion from the sale of 213.5 million shares of our common stock in our public offerings, including approximately $128.1 million from the sale of 13.0 million shares of our common stock through our distribution reinvestment plan.

As of September 30, 2014, our consolidated real estate portfolio included 283 industrial buildings totaling approximately 57.6 million square feet with 544 customers throughout the U.S. with a weighted-average remaining lease term (based on square feet) of 5.4 years. Of the 283 industrial buildings we owned and managed as of September 30, 2014:

•	277 industrial buildings totaling approximately 55.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91% occupied (94% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	6 industrial buildings totaling approximately 2.2 million square feet comprised our development portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of September 30, 2014 and December 31, 2013, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 53.6% and 51.9%, respectively.

In January 2014, our board of directors announced that it had engaged a third party advisor to assist us with the exploration of potential strategic alternatives, including but not limited to a possible sale, merger or listing of our common stock on a national securities exchange in connection with effecting a liquidity event. We and our board of directors continue to work with the third party advisor in exploring various potential strategic alternatives. There can be no assurance that we will determine to pursue any strategic alternatives or liquidity event.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past three years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export / import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 18 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

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

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the nine months ended September 30, 2014, we completed the following activities:

•	As of September 30, 2014, we had 283 consolidated buildings aggregating 57.6 million rentable square feet as compared to 293 consolidated buildings aggregating 56.5 million rentable square feet as of September 30, 2013.

•	During the nine months ended September 30, 2014, we leased approximately 5.9 million square feet, which included 2.9 million square feet of new leases and expansions and 3.0 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	As of September 30, 2014, our operating portfolio was 91% occupied and 94% leased, as compared to 94% occupied and 95% leased as of December 31, 2013.

•	As of September 30, 2014, we had three buildings under construction totaling approximately 0.3 million square feet and three buildings where construction had not yet commenced totaling approximately 0.3 million square feet.

•	In April 2014, we sold 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million and recognized gains of $24.5 million. All of these buildings were previously classified as held for sale.

Our operating results for the three and nine months ended September 30, 2014 and 2013 are not directly comparable, as we were in the acquisition phase of our life cycle during 2013, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offerings.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Portfolio data:
Consolidated buildings	283	296	293
Unconsolidated buildings	2	1	-

Total buildings	285	297	293

Rentable square feet of consolidated buildings	57,640	57,230	56,532
Rentable square feet of unconsolidated buildings	710	180	-

Total rentable square feet	58,350	57,410	56,532

Total number of customers (1)	544	553	550
Percent occupied of operating portfolio (1)(2)	91%	94%	94%
Percent occupied of total portfolio (1)(2)	88%	91%	91%
Percent leased of operating portfolio (1)(2)	94%	95%	94%
Percent leased of total portfolio (1)(2)	90%	93%	92%

(1)	Represents our consolidated portfolio.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2014 Compared to the Same Periods in 2013

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 226 buildings owned as of July 1, 2013, and represented 73% of total rentable square feet or 79% of total revenues as of September 30, 2014. The same store operating portfolio for the nine month periods presented below included 171 buildings owned as of January 1, 2013, and represented 58% of total rentable square feet or 62% of total revenues as of September 30, 2014.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Rental revenues:
Same store operating properties	$60,240	$59,216	$1,024	$145,621	$141,087	$4,534
Other properties	16,290	5,882	10,408	89,312	30,567	58,745

Total revenues	76,530	65,098	11,432	234,933	171,654	63,279

Rental expenses:
Same store operating properties	15,300	15,512	(212)	38,457	35,983	2,474
Other properties	4,194	1,331	2,863	23,689	7,658	16,031

Total rental expenses	19,494	16,843	2,651	62,146	43,641	18,505

Net operating income:
Same store operating properties	44,940	43,704	1,236	107,164	105,104	2,060
Other properties	12,096	4,551	7,545	65,623	22,909	42,714

Total net operating income	57,036	48,255	8,781	172,787	128,013	44,774

Other:
Real estate-related depreciation and amortization	(33,868)	(31,025)	(2,843)	(106,728)	(84,909)	(21,819)
General and administrative expenses	(1,467)	(1,661)	194	(5,151)	(5,114)	(37)
Asset management fees, related party	(7,393)	(6,077)	(1,316)	(22,029)	(15,831)	(6,198)
Acquisition expenses, related party	(1,690)	(5,627)	3,937	(3,432)	(10,961)	7,529
Acquisition and strategic transaction expenses	(465)	(4,347)	3,882	(819)	(12,315)	11,496
Equity in loss of unconsolidated joint ventures	(9)	(1,349)	1,340	(39)	(2,805)	2,766
Interest expense and other	(15,319)	(12,488)	(2,831)	(46,629)	(35,526)	(11,103)
Gain on disposition of real estate properties	-	-	-	24,471	-	24,471
Gain on acquisition of joint venture	-	26,481	(26,481)	-	26,481	(26,481)
Incentive fee from acquisition of joint venture	-	1,985	(1,985)	-	1,985	(1,985)

Total other	(60,211)	(34,108)	(26,103)	(160,356)	(138,995)	(21,361)

Net income (loss)	(3,175)	14,147	(17,322)	12,431	(10,982)	23,413
Net income (loss) attributable to noncontrolling interests	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(3,175)	$14,147	$(17,322)	$12,431	$(10,982)	$23,413

Weighted-average shares outstanding	210,542	203,024	7,518	209,374	170,474	38,900

Net income (loss) per common share - basic and diluted	$(0.02)	$0.07	$(0.09)	$0.06	$(0.06)	$0.12

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased significantly for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the three months ended September 30, 2014, non-same store rental revenues reflects the addition of 60 buildings we acquired since July 1, 2013, and for the nine months ended September 30, 2014, non-same store rental revenues reflects the addition of 113 buildings we acquired since January 1, 2013. The increase in the number of buildings acquired for both the three and nine months ended September 30, 2014 includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in the Fund I Partnership joint venture that were previously unconsolidated. In addition, the non-same store rental revenues include the results of the 20 buildings we sold in April 2014. Same store rental revenues for the three months ended September 30, 2014 increased by $1.0 million, or 1.7%, as compared to the same period in 2013, primarily due to an increase in tenant reimbursement revenue, which was driven by higher reimbursable expenses, as well as an increase in base rent, which was driven by rental rate increases and slightly higher occupancy in the same store operating portfolio. Same store rental revenues for the nine months ended September 30, 2014 increased by $4.5 million, or 3.2%, as compared to the same period in 2013, primarily due to an increase in tenant reimbursement revenue, which was driven by higher reimbursable expenses, receipt of early termination fees and an increase in base rent, which was driven by rental rate increases and slightly higher occupancy in the same store operating portfolio.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to an increase in non-same store rental expenses attributable to the significant net increase in the number of buildings owned compared to the same periods during 2013. Same store rental expenses for the three months ended September 30, 2014 decreased by $0.2 million, or 1.4%, as compared to the same period in 2013, primarily due to a decrease in non-recoverable expenses. Same store rental expenses for the nine months ended September 30, 2014 increased by $2.5 million, or 6.9%, as compared to the same period in 2013, primarily due to an increase in certain real estate taxes and higher snow removal costs due to the extreme snowfall in the first quarter of 2014, partially offset by lower insurance premiums.

Other Income and Expenses. Other expenses increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to:

•	an increase in real estate-related depreciation and amortization expense resulting from the $205.8 million growth of our investment in real estate properties since September 30, 2013;

•	an increase in interest expense primarily due to an increase in average net borrowings under our lines of credit of $42.5 million and $93.4 million for the three and nine months ended September 30, 2014 as compared to the same periods in 2013; and

•	an increase in asset management fees as a result of the significant growth of our portfolio since September 30, 2013; all partially offset by:

•	a gain of approximately $24.5 million as a result of the disposition of 20 buildings in April 2014; and

•	a decrease in acquisition-related expenses as a result of reduced acquisition activity in 2014 as compared to 2013.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2014, NOI was $57.0 million and $172.8 million, respectively, as compared to $48.3 million and $128.0 million, respectively, for the three and nine months ended September 30, 2013. Same store NOI for the three and nine months ended September 30, 2014 increased by $1.2 million, or 2.8%, and $2.1 million, or 2.0%, respectively, as compared to the same periods in 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2014 Compared to the Same Periods in 2013” above for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2014 and 2013.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition and strategic transaction costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition and strategic transaction costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. Loss from the early extinguishment of debt was excluded because it was a loss recognized as part of a one-time transaction. Strategic transaction costs, which are costs incurred in connection with our exploration of potential strategic alternatives, as described in “—Overview—General” above, represent non-recurring costs that make our operating results on an on-going basis less comparable and, as such, are excluded from Company-defined FFO. Acquisition and strategic transaction costs are paid in cash out of operational cash flow, additional debt, net proceeds from the sale of properties, or ancillary cash flows, and, as a result, such costs negatively impact our operating performance and cash flows from operating activities during the period they are incurred. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired or strategic transactions costs are being incurred, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization and gains or losses on sales of assets. Similar to Company-defined FFO, MFFO excludes acquisition costs and loss from the early extinguishment of debt. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

Management does not include historical acquisition costs in its evaluation of future operating performance, as such costs are one-time costs related to the acquisition. In addition, management does not include the following in its evaluation of future operating performance: (i) strategic transaction costs that represent one-time costs and (ii) a non-recurring loss from the early extinguishment of debt as the transaction that resulted in the loss was driven by factors relating to the capital markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net income (loss) to FFO, Company-defined FFO and MFFO:

					For the Period
	For the Three Months		For the Nine Months		From Inception
	Ended September 30,		Ended September 30,		(May 19, 2009) to
(in thousands, except per share data)	2014	2013	2014	2013	September 30, 2014
Net (loss) income	$(3,175)	$14,147	$12,431	$(10,982)	$(72,721)

Net (loss) income per common share	$(0.02)	$0.07	$0.06	$(0.06)	$(0.72)

Reconciliation of net (loss) income to FFO:
Net (loss) income	$(3,175)	$14,147	$12,431	$(10,982)	$(72,721)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	33,868	31,025	106,728	84,909	312,604
Real estate-related depreciation and amortization of unconsolidated joint ventures	-	1,310	9	4,468	12,974
Gain on acquisition of joint venture	-	(26,481)	-	(26,481)	(26,481)
Gain on disposition of real estate properties	-	-	(24,471)	-	(24,471)

FFO	$30,693	$20,001	$94,697	$51,914	$201,905

FFO per common share	$0.15	$0.10	$0.45	$0.30	$2.00

Reconciliation of FFO to Company-defined FFO:
FFO	$30,693	$20,001	$94,697	$51,914	$201,905
Add (deduct) Company-defined adjustments:
Acquisition and strategic transaction costs	2,155	9,974	4,251	23,276	74,957
Acquisition costs of unconsolidated joint ventures	-	784	-	863	3,133
Loss on early extinguishment of debt	-	-	-	-	837

Company-defined FFO	$32,848	$30,759	$98,948	$76,053	$280,832

Company-defined FFO per common share	$0.16	$0.15	$0.47	$0.45	$2.78

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$32,848	$30,759	$98,948	$76,053	$280,832
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,740)	(4,507)	(9,715)	(8,562)	(30,556)
Straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	-	(795)	-	(1,612)	(2,123)
Strategic transaction costs	(465)	-	(819)	-	(819)

MFFO	$29,643	$25,457	$88,414	$65,879	$247,334

MFFO per common share	$0.14	$0.13	$0.42	$0.39	$2.44

Weighted-average shares outstanding	210,542	203,024	209,374	170,474	101,200

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months
	Ended September 30,
(in thousands)	2014	2013
Total cash provided by (used in):
Operating activities	$81,126	$54,727
Investing activities	(93,614)	(1,041,404)
Financing activities	5,291	989,778

Net (decrease) increase in cash	$(7,197)	$3,101

Cash provided by operating activities during the nine months ended September 30, 2014 increased by $26.4 million as compared to the same period in 2013, primarily driven by the growth of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties, partially offset by an increase in net working capital accounts.

Cash used in investing activities during the nine months ended September 30, 2014 decreased by $947.8 million as compared to the same period in 2013, primarily due to a reduction in our acquisition activity during the nine months ended September 30, 2014 as compared to the same period in 2013 and by proceeds from the disposition of real estate properties, partially offset by an increase in capital expenditures, including development activity, tenant improvements and leasing commissions, and property and maintenance investments.

Cash provided by financing activities during the nine months ended September 30, 2014 decreased by $984.5 million as compared to the same period in 2013, primarily as a result of us closing our offering of primary shares pursuant to our follow-on offering in July 2013, and no longer being in the acquisition phase of our life cycle.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of September 30, 2014, we had $223.0 million outstanding under our unsecured line of credit. The unused portion was $277.0 million, of which $75.5 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2014, we had $85.0 million outstanding under our secured line of credit. The unused portion was $55.0 million, of which $36.9 million was available. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement.

Unsecured Term Loans. As of September 30, 2014, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 2.13%, which includes the effect of the interest rate swap agreements relating to our $200.0 million unsecured term loan. Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments.

Mortgage Note Financings. As of September 30, 2014, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.23%, which includes the effect of an interest rate swap agreement. Refer to “Note 5” to the condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of September 30, 2014.

Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2014, 50% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from sales of assets, refinancing proceeds and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the fourth quarter of 2014.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds from
	Operating		Issuance of		Total
($ in thousands)	Activities (1)		DRIP Shares (2)		Distributions
2014
September 30	$16,621	51%	$16,275	49%	$32,896
June 30	16,426	50	16,294	50	32,720
March 31	16,316	50	16,199	50	32,515

Total	$49,363	50%	$48,768	50%	$98,131

2013
December 31	$16,199	50%	$16,102	50%	$32,301
September 30	15,939	50	15,786	50	31,725
June 30	13,457	52	12,516	48	25,973
March 31	11,782	53	10,323	47	22,105

Total	$57,377	51%	$54,727	49%	$112,104

(1)	Reflects use of the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the nine months ended September 30, 2014 and 2013, we received eligible redemption requests related to approximately 1.5 million and 0.7 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $14.8 million, or an average price of $10.01 per share, and $6.9 million, or an average price of $9.83 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is subject to certain caps not to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of September 30, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of September 30, 2014, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of September 30, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 68.3% of our total consolidated debt (83.7% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2014, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.3 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2014. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2014, our consolidated variable interest rate debt consisted of borrowings under our lines of credit, our $300.0 million unsecured term loan, and a mortgage note, and represented 31.7% of our total consolidated debt (16.3% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $617.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2014, would change our annual interest expense by approximately $240,000.

Derivative Instruments. As of September 30, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 5” to the condensed consolidated financial statements for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offerings, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.40 per share as of December 31, 2013. The basis for this valuation is the fact that this was the most recent primary share offering price in the Follow-On Offering to third-party investors through arms-length transactions. We will continue to use the most recent primary share offering price as the estimated per share value. We are not obligated and do not expect to disclose an estimated per share value of our common stock based on an appraisal of our assets until 18 months following the date on which the Follow-On Offering was terminated, regardless of whether valuations or appraisals are undertaken in connection with other activities and regardless of whether preliminary or other appraisals are obtained in preparation for the disclosure of our estimated share value.

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

Currently there are no SEC, FINRA, federal or state rules in effect that establish requirements concerning the methodologies to employ in determining an estimated per share value. Any methodologies used to determine the estimated per share value of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

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

For the nine months ended September 30, 2014 and 2013, we received eligible redemption requests related to approximately 1.5 million and 0.7 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $14.8 million, or an average price of $10.01 per share, and $6.9 million, or an average price of $9.83 per share, respectively.

The table below summarizes the redemption activity for the three months ended September 30, 2014:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Redeemed as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Redeemed	per Share	Plans or Programs	Plans or Programs (1)
July 31, 2014	-	$-	-	-
August 31, 2014	-	-	-	-
September 30, 2014	521,254	10.00	521,254	-

Total	521,254	$10.00	521,254	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

November 12, 2014	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

November 12, 2014	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 4 to the Issuer’s Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.4	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program effective as of June 1, 2012. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

10.1	Sixth Amended and Restated Advisory Agreement, dated as of June 27, 2014, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.