Form 10-K
period 2014-12-31
Industrial Income Trust Inc.
filed 2015-02-27
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 cannot be calculated because no established market exists for the registrant’s common stock.

As of February 20, 2015, there were 213.2 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2015.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Unexpected delays or increased costs associated with our development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), Industrial Income Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

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

The Company

Industrial Income Trust Inc. is a Maryland corporation formed in May 2009 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. As used herein, the terms “Industrial Income Trust,” “IIT,” the “Company”, “we,” “our,” or “us” refer to Industrial Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

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

On December 18, 2009, we commenced an initial public offering (the “Initial Offering”) of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of the Initial Offering, which closed on April 16, 2012, we commenced a follow-on public offering (the “Follow-On Offering”) of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our Follow-On Offering. As of December 31, 2014, we had raised aggregate gross proceeds of approximately $2.2 billion from the sale of 215.1 million shares of our common stock in our public offerings, including approximately $144.4 million from the sale of 14.7 million shares of our common stock through our distribution reinvestment plan. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion.

Prior to the Initial Offering, our sole investors were the Advisor and the Sponsor, which purchased 20,000 shares and 200 shares of our common stock, respectively. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 13 to the Consolidated Financial Statements” for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of a sixth amended and restated advisory agreement (the “Advisory Agreement”), dated June 27, 2014, by and among us, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

As of December 31, 2014, our consolidated real estate portfolio included 283 industrial buildings totaling approximately 57.6 million square feet located in 19 markets throughout the U.S. with 551 customers having a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 283 industrial buildings we owned and managed as of December 31, 2014:

•

278 industrial buildings totaling approximately 55.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91% occupied (93% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

5 industrial buildings totaling approximately 1.8 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of December 31, 2014, we had six buildings under construction totaling approximately 0.6 million square feet and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

During 2014, we acquired six buildings comprising approximately 2.2 million square feet for an aggregate total purchase price of approximately $145.8 million. We funded these acquisitions with cash flows generated from our operating activities, proceeds from debt financings and dispositions of certain non-strategic properties. In April 2014, we sold to third-parties, 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million.

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

Investment Strategy

We terminated our offering of primary shares pursuant to the Follow-On Offering on July 18, 2013, and we have fully deployed the net proceeds from our public offerings. However, we will use cash flows generated from our operating activities and proceeds from debt financings for select future acquisitions and the completion of certain development opportunities of high-quality distribution warehouses and other industrial properties. The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2014, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties” for further detail). Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements, and may include equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic.

Business Strategy

We seek to provide income in the form of regular cash distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings are typically comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2014, there were no customers that individually represented more than 10% of total annualized base rent, and our 10 largest customers represented approximately 23.8% of total annualized base rent. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities sponsored or advised by affiliates of the Sponsor, including Industrial Property Trust Inc. (“IPT”), Dividend Capital Diversified Property Fund Inc. (“DPF”) and those in which Sponsor-affiliated or related entities own interests, may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment were reduced by funds used to pay sales commissions, dealer manager fees and acquisition and other fees payable to the Advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, our stockholders may not be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, our stockholders should consider our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

We are required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates or related parties may increase or decrease if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

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

We have disclosed an estimated net asset value per share of our common stock and anticipate that we may determine and disclose a new estimated net asset value per share on an annual basis in the future. Although the recently disclosed estimated net asset value per share is higher than the purchase price paid by stockholders in our public offerings, it is possible that the purchase price stockholders paid for shares of our common stock in our public offerings may be higher than an estimated net asset value per share that we disclose in the future. Any estimated net asset value per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offerings, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the net asset value of our common stock was estimated to be $11.04 per share as of December 31, 2014. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information regarding our estimated net asset value per share. We currently anticipate that we will next disclose an estimated net asset value per share no later than April 2016, if required pursuant to applicable rules and regulations. We do not anticipate disclosing another estimated net asset value per share prior to that date regardless of whether valuations or appraisals are undertaken in connection with other activities and regardless of whether preliminary or other appraisals are obtained in preparation for the next disclosure of an estimated net asset value per share.

The estimated net asset value per share as of December 31, 2014 and any estimated net asset value per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, the estimated net asset value per share as of December 31, 2014 and any estimated net asset value per share that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

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

Under our share redemption program, beginning March 31, 2015, shares may be repurchased at 95% of our most recently disclosed estimated net asset value per share. As described above, the estimated net asset value per share of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at 95% of the estimated net asset value per share, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Alternatively, the actual value of the shares that we repurchase may be more than the redemption price and a stockholder participating in the redemption plan will not benefit from any increase in the value of the underlying assets.

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

We have not generated, and from time to time, we may not generate, sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. For the year ended December 31, 2014, approximately 50% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and approximately 50% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares. Some or all of our future distributions may be paid from these sources, as well as from proceeds from the sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, or interest income from our cash balances. However, the Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to continue to fund our regular quarterly distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment.

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

We are selling shares pursuant to our distribution reinvestment plan at a price that may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for shares of our common stock in our distribution reinvestment plan may be higher or lower than the value of our assets per share of our common stock at the time of purchase or at any time in the future.

Our board of directors determined the offering price for our public offerings, including our ongoing offering pursuant to our distribution reinvestment plan, in its sole discretion. The offering price established for shares of our common stock in our distribution reinvestment plan, effective March 1, 2015, is 95% of our most recently disclosed estimated net asset value per share, which may not now or in the future accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the offering price may not be indicative of either the price you would receive if you sold your shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were to execute a Liquidity Event.

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

If another investment program, whether sponsored by our Sponsor or otherwise, hires the current executives or key personnel of the Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of our Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and the Advisor’s other key personnel or to maintain a relationship with our Sponsor, which also may adversely affect our ability to conduct our business.

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

Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders. As of December 31, 2014, there were no customers or industries that represented more than 10% of total annual base rent.

The geographic concentration of our properties in certain markets makes our business vulnerable to adverse conditions in those markets.

Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes at California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2014, there were two markets that represented 10% or more of our total annualized base rent, which were Southern California and Baltimore / D.C. at 11.4% and 10.1% of our total annualized base rent, respectively. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.

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

We will seek to diversify our excess cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

We have invested, and may continue to invest, in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership, expose our investment to increased risks, make us potentially liable for all liabilities of the partnership and reduce our stockholder returns. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

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

Certain provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.

Provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or changes of our control. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of the operating partnership without our consent;

•	transfer restrictions on our OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or changes of our control, although some stockholders might consider such proposals, if made, desirable. Our charter and bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common stock or that our stockholders otherwise might believe to be in their best interests.

RISKS RELATED TO INVESTMENTS IN PROPERTY

Changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

Adverse economic conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on our results of operations.

Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•

Periods of increased interest rates could result in, among other things, a decline in our property values, and make it more difficult for us to dispose of our properties at an attractive price, or an increase in defaults by customers;

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

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability;

•	Changes in tax, real estate and zoning laws may be unfavorable to us; and

•	Unforeseen environmental or other site conditions.

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

Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations and financial condition, our ability to make distributions to you and the value of your investment.

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of our Sponsor, IPT, and DPF. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. An economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.

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

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

Our properties are generally subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from our public offerings have been used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We have, and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our properties, and for other purposes. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our results of operations and financial condition.

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

The debt investments we make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

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

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties, including, but not limited to, IPT and DPF. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

The Advisor and its affiliates and related parties, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and related parties and joint venture partners or co-owners, which could result in actions that are not in our stockholders’ best interests.

The Advisor and its affiliates and related parties receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

Offerings of equity by us, which allows Dividend Capital Securities LLC (the “Dealer Manager”) to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property dispositions, which allow the Advisor to earn additional asset management fees and distributions from sales;

•

Property acquisitions from third parties or Sponsor affiliated entities or related parties, which may allow the Advisor or its affiliates or related parties to earn additional acquisition, asset management and other fees;

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities or related parties if allocated to other programs or business ventures instead of us; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property

Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of our Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, IPT and DPF, for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity or related party.

We may also co-invest or joint venture with other Sponsor affiliated entities and related parties. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party. In addition, we may share control with or cede control of the venture to the Sponsor affiliated entity or related party and decisions could be made that are not in our best interests.

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

The fees we pay to the Advisor and its affiliates and related parties in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates and related parties of the Advisor for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

As of December 31, 2014, we had paid, in the aggregate, $339.2 million to the Advisor, the Dealer Manager, and other affiliates, which was comprised of $130.7 million of sales commissions, of which a substantial portion was reallowed to third parties, $69.8 million of asset management fees, $51.1 million of dealer manager fees, of which a substantial portion was reallowed to third parties, $42.6 million of acquisition fees, $39.4 million of organization and offering expenses, and $5.6 million of other expenses.

We will compete with entities sponsored or advised by affiliates of our Sponsor for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as entities sponsored or advised by affiliates of our Sponsor are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of our Sponsor. Certain entities sponsored or advised by affiliates of our Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor and these conflicts of interest may have a negative impact on our ability to attract and retain customers. We and IPT have adopted lease allocation guidelines to assist with the process of the allocation of leases when we and IPT have potentially competing properties with respect to a particular tenant. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective tenant and IPT has a potentially competing property, then, under certain circumstances, both we and IPT will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and IPT’s management committee.

The Sponsor and the Advisor have agreed, subject to changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for IPT and us, until such time as all of the proceeds from IPT’s public offerings have been fully invested and except as noted below, IPT will have priority over us with respect to: (i) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; (ii) debt investments related to industrial properties located in the U.S. or Mexico; and (iii) development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico. When, from time to time, we have additional capital to deploy (either through the sale of assets or otherwise) into Core Industrial Investment Opportunities or Industrial Development Opportunities, our CEO and regional Managing Directors (who currently serve in similar positions at IPT) will determine in their sole discretion for which program the investment is most suitable by utilizing the following allocation factors:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•

The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”);

•	Legal considerations, such as ERISA and Foreign Investment in Real Property Tax Act (“FIRPTA), that may be applicable to specific investment platforms;

•	The financial attributes of the investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

Any such determinations will be reported, at least quarterly, to our Conflicts Resolution Committee in order to evaluate whether we are receiving an appropriate share of opportunities.

In addition, DPF has priority over us and IPT (collectively, “IPT/IIT”) for all other non-industrial real estate or non-industrial debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF may look to acquire industrial properties and industrial debt investments and has a separate day-to-day acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (i) if an industrial property or industrial debt opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (ii) if an industrial property or industrial debt opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property or industrial debt opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors.

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

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offerings. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

To obtain the favorable tax treatment accorded to REITs, in addition to other qualification requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be invested in acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

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

Neither ordinary nor capital gain distributions with respect to our common stock, or gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, 10% or more of any of our lessees. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the REIT gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

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

As of December 31, 2014, our consolidated real estate portfolio included 283 industrial buildings totaling approximately 57.6 million square feet located in 19 markets throughout the U.S. with 551 customers having a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 283 industrial buildings we owned and managed as of December 31, 2014:

•

278 industrial buildings totaling approximately 55.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91% occupied (93% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

5 industrial buildings totaling approximately 1.8 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

As of December 31, 2014, we had six buildings under construction totaling approximately 0.6 million square feet and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our consolidated portfolio by building type as of December 31, 2014:

Building Type	Description	Percent of Total Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	92.0%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	6.8
Flex industrial	Includes assembly or research and development, primarily multi-customer	1.2

		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2014, the average effective annual rent of our consolidated real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (i.e. cash basis), by total occupied square footage) was approximately $4.67 per square foot. The following table summarizes our portfolio by market as of December 31, 2014:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet	Occupied Rate (1)	Leased Rate (1)	Annualized Base Rent (2)	Percent of Total Annualized Base Rent (2)
Operating Properties:
Atlanta	19	4,905	88.7%	88.7%	$14,437	6.1%
Austin	7	748	100.0	100.0	4,644	1.9
Baltimore / D.C.	25	4,999	91.5	95.2	24,136	10.1
Chicago	19	3,967	99.6	99.6	16,565	7.0
Dallas	23	3,218	94.2	94.2	14,164	6.0
Denver	1	554	100.0	100.0	3,348	1.4
Houston	27	2,803	90.3	90.3	13,324	5.6
Indianapolis	7	2,698	84.7	84.7	10,916	4.6
Memphis	6	2,176	93.9	98.5	5,845	2.5
Nashville	6	2,531	100.0	100.0	9,142	3.8
New Jersey	17	2,728	84.7	85.3	11,501	4.8
Pennsylvania	29	5,248	96.4	97.0	22,819	9.6
Phoenix	17	4,646	83.2	83.2	20,726	8.7
Portland	8	948	90.5	90.5	3,932	1.6
Salt Lake City	4	1,140	100.0	100.0	5,615	2.4
San Francisco Bay Area	8	1,171	97.1	97.1	6,889	2.9
Seattle / Tacoma	10	1,950	97.2	99.0	10,171	4.3
South Florida	21	1,793	97.9	97.9	12,441	5.2
Southern California	24	7,633	82.6	89.5	27,175	11.4

Subtotal Operating	278	55,856	91.2	92.8	237,790	99.9

Development and Value-Add Properties:
Houston	3	537	7.1	7.1	207	0.1
Salt Lake City	1	416	-	-	-	-
Southern California	1	831	-	-	-	-

Subtotal Development	5	1,784	2.1	2.1	207	0.1

Total Portfolio	283	57,640	88.4%	90.0%	$237,997	100.0%

(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

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

Lease Expirations. As of December 31, 2014, the weighted-average remaining lease term (based on square feet) of our consolidated occupied portfolio was approximately 5.3 years, excluding renewal options. The following table summarizes the lease expirations of our consolidated occupied portfolio for leases in place as of December 31, 2014, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet	Percent of Total Occupied Square Feet	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)
2015	103	5,207	10.2%	$26,553	11.2%
2016	101	5,879	11.6	27,988	11.8
2017	109	5,700	11.2	26,784	11.3
2018	77	8,207	16.1	36,837	15.5
2019	66	5,873	11.5	29,854	12.4
2020	39	3,402	6.7	15,920	6.7
2021	24	3,172	6.2	17,250	7.2
2022	22	4,250	8.3	17,983	7.6
2023	12	1,226	2.4	4,768	2.0
2024	18	2,591	5.1	11,609	4.9
Thereafter	20	5,467	10.7	22,451	9.4

Total occupied	591	50,974	100.0%	$237,997	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

Customer Diversification. As of December 31, 2014, there were no customers that individually represented more than 10% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 11.5 million square feet as of December 31, 2014:

Customer	Percent of Total Annualized Base Rent	Percent of Total Occupied Square Feet
Amazon.com, LLC	5.8%	4.8%
Home Depot USA INC.	3.6	3.8
Hanesbrands, Inc.	2.6	2.6
Belkin International	2.3	1.6
CEVA Logistics U.S.	2.3	2.8
Harbor Freight Tools	2.1	2.5
GlaxoSmithKlein	1.4	1.2
United Natural Foods, Inc.	1.4	1.1
Samsung Electronics	1.2	1.2
U.S. Government	1.1	0.9

Total	23.8%	22.5%

Approximately 50% of our customers do not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our consolidated portfolio by industry classifications of our customers as of December 31, 2014:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)	Occupied Square Feet	Percent of Total Occupied Square Feet
Transportation / Logistics	44	$21,549	9.1%	5,543	10.9%
Food & Beverage	41	21,166	8.9	4,140	8.1
Home Improvement	34	20,599	8.7	4,928	9.7
Computer / Electronics	26	18,069	7.6	3,363	6.6
Online Retail	5	14,583	6.1	2,575	5.1
Manufacturing	43	13,513	5.7	3,284	6.4
Auto	33	11,810	5.0	2,836	5.6
Apparel / Clothing	11	10,681	4.4	2,658	5.2
Packaging	16	8,837	3.7	2,056	4.0
Specialty Retail	24	7,754	3.3	1,933	3.8
Other	314	89,436	37.5	17,658	34.6

Total	591	$237,997	100.0%	50,974	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our lines of credit and unsecured term loans, and under our mortgage note financings. As of December 31, 2014, we had approximately $2.0 billion of consolidated indebtedness, with a weighted-average interest rate of 3.40% (3.64% including the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan which became effective in January 2015.) The total gross book value of properties encumbered by debt as of December 31, 2014 was $2.4 billion. See “Note 7 to the Consolidated Financial Statements” and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

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

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings in their efforts to comply with the National Association of Securities Dealers (“NASD”) Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value.

Estimated Net Asset Value Per Share

Overview

Based on the recommendation from the Valuation Committee as described below, on January 22, 2015, our board of directors approved an estimated net asset value (“NAV”) per share of our common stock of $11.04 based on the estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares outstanding, as of December 31, 2014. We are providing this estimated NAV per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340.

Process

Our Valuation Committee is comprised of our independent directors and was formed in order to: (i) approve the engagement of a third party valuation firm to assist in reviewing the valuation of our assets and liabilities, (ii) oversee the valuation process and methodologies used to determine the estimated NAV per share, (iii) review the reasonableness of the estimated NAV per share, and (iv) recommend the final proposed estimated NAV per share to our board of directors. The Valuation Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to provide a positive assurance opinion on our valuation assumptions, methodologies and our valuation conclusions, based on information provided by us. Duff & Phelps’ scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Duff & Phelps engagement team who reviewed the methodologies and assumptions applied by us hold a Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Duff & Phelps does not have any direct interests in any transaction with us.

Based on our review and analysis, we arrived at an estimate of our NAV per share of $11.04, which was presented to, and unanimously approved by, the Valuation Committee and our board of directors. In approving the estimated NAV per share, our board of directors considered information and analysis provided by both us and Duff & Phelps, including Duff & Phelps’ opinion concluding that such estimated NAV per share was reasonable.

Our board of directors has the sole responsibility for determining the estimated NAV per share, taking into consideration all relevant factors and opinions. The Valuation Committee and our board of directors believe that the use of an NAV methodology as the primary indicator of value has become widely accepted as a best practice in the valuation of non-traded real estate investment trust shares, and therefore the Valuation Committee and our board of directors determined to use the NAV methodology in establishing the estimated NAV per share. Although we did not obtain third party property appraisals, the estimated NAV per share, before certain estimated disposition fee adjustments as further described below, was determined in accordance with the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.

Review of Information

In preparing its conclusions as to the reasonableness of the methodologies and assumptions used by us to value our assets, Duff & Phelps, among other things:

•

reviewed financial and operating information, including available financial statements, requested from or provided by us, including property level cash flow projections and market leasing assumptions for each of the properties;

•

reviewed key assumptions utilized in the valuation models for both operating and development properties, including but not limited to capitalization rates, discount rates, terminal values, market rental rates, growth rates, occupancy, operating expenses and capital expenditures provided by us;

•

researched each market by means of publications and other resources, including local Duff & Phelps market experts, to measure current market conditions, comparable property and lease data, supply and demand factors, growth patterns, and their effect on the subject properties;

•	reviewed and discussed with us the historical and anticipated financial performance of each of the properties, including the projections prepared by the management team;

•	reviewed methodologies used for each property level valuation completed by us;

•	performed physical inspections of approximately 23% and 24% of our properties based on total square footage and property values, respectively;

•	reviewed primary assumptions for each of our mortgage and credit facility liabilities, including but not limited to interest rates and collateral values;

•	reviewed calculations related to value allocations to joint venture interests;

•	reviewed estimated disposition fee and incentive fee adjustments;

•	reviewed fully diluted common stock calculations;

•	performed such other analyses and studies, and considered such other factors, as Duff & Phelps considered appropriate; and

•	concluded that the valuation methodologies and assumptions used by us were appropriate and that the valuations determined by us were reasonable.

The property valuations reviewed by Duff & Phelps incorporated multiple valuation methodologies that are commonly used in the commercial real estate industry and in valuing and appraising real estate assets including the discounted cash flow approach as the primary approach, and the sales comparison approach as a secondary methodology.

Operating and Development Property Valuations

As of December 31, 2014, our real estate portfolio that was valued for NAV purposes, excluding certain undeveloped land assets, included 293 properties, consisting of 283 buildings wholly-owned by us, two investments in unconsolidated affiliates, two properties that are to be acquired upon building completion in the first half of 2015 pursuant to executed purchase contracts, and six buildings under development (collectively, the “Property Portfolio”). The primary valuation methodology used for the Property Portfolio was the discounted cash flow approach, which simulates projected cash flows from an investor’s perspective that would result from the anticipated revenue, costs and expenses of a property for an assumed hold period. Three key steps were involved in the discounted cash flow approach used by us: (i) estimating the net operating income (“NOI”) and the net cash flow (“NCF”) applicable to subject properties; (ii) choosing reasonable exit capitalization rates; and (iii) choosing reasonable discount rates.

For each property, we projected NOI for a hypothetical ten year ownership period, taking into consideration rental revenue and expense reimbursement revenue for in-place leases, less projected operating expenses, projected property-specific renewal probabilities, rental rates, market comparables, and other factors. The projected NOI was then capitalized at an appropriate market rate to derive an estimate of value upon sale, adjusted for property level disposition fees and expenses. Projected NCF was also determined for the same time period, taking into account projected NOI, leasing costs, tenant improvement costs, and capital expenditures. Projected NCF for each property was discounted to present value by an appropriate yield rate in a discounted cash flow analysis.

When determining exit capitalization rate assumptions, we used a sales comparison approach, which estimates current real estate values based on what other purchasers and sellers in the market have agreed to as the price for comparable properties. This approach is based upon the principle of substitution which creates limits on prices, rents, and rates based on prevailing prices, rents, and rates of equally desirable substitutes. Adjustments were then made based on several factors, including but not limited to, industry surveys, location, age of the property and functionality, in order to estimate a future exit capitalization rate for each property, assuming a hypothetical sale of the property in our tenth year of ownership. We reviewed comparable transactions for each property when determining each capitalization rate and corresponding asset value.

We primarily utilized the discounted cash flow approach to value the properties in the Property Portfolio based on the following exit capitalization rates and discount rates:

	Range of Rates	Weighted- Average Rate
Exit capitalization rate	5.50% to 8.00%	6.15%
Discount rate	5.75% to 9.00%	6.67%

Undeveloped Land Valuations

As of December 31, 2014, we owned seven undeveloped land assets, which were valued using the discounted cash flow approach for assets intended to be developed in the near term and using the sales comparison approach for the remainder of such assets.

Valuation of Cash, Other Assets and Other Liabilities

The fair value of cash and certain other tangible assets and liabilities, estimated as of December 31, 2014, approximated carrying or book value due to the liquid nature of certain assets and the short term nature of such liabilities.

Valuation of Debt Obligations

Floating rate mortgage and corporate debt is reflected in the determination of estimated NAV based on GAAP book value or carrying value, given that such debt can be prepaid by us and is not subject to significant prepayment penalties.

Fixed rate mortgage debt is reflected in the determination of estimated NAV based on fair value (“mark to market”) of such debt.

•

The estimate of the fair value of our long-term fixed rate debt was determined by comparing the current market interest rate to the contract rate on each such debt instrument and discounting to present value the difference in future payments. The weighted average effective interest rate, or discount rate, assumed for such fixed rate debt was 3.27% per annum compared to a contractual rate of 4.25% per annum;

•

Although we currently intend to retain our fixed-rate debt at least through the dates on which we are able to repay such debt without penalty, the estimate of the fair market value of our fixed-rate debt assumes such debt was theoretically replaced on December 31, 2014, thus resulting in a non-cash mark to market negative adjustment of $48.4 million;

•

We, along with Duff & Phelps, believe that the underlying long-term fixed rate debt assumptions used reflect terms currently available to borrowers seeking terms similar to our existing long-term fixed rate debt instruments based on similar credit profiles.

Other Valuation Adjustments

Disposition Fee Adjustments

Estimated disposition fees payable to the Advisor equal to 2.0% of real property estimated values were included in the determination of liabilities. These fees are in addition to asset-level disposition fees and expenses included in the discounted cash flows.

Incentive Fee Adjustments

Adjustments associated with estimated incentive payment amounts payable to our sponsor as the holder of Special Units in the Operating Partnership equal to 15% of all distributions of net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax rate return thereon were included in the determination of liabilities. These adjustments were made assuming our hypothetical liquidation as of December 31, 2014, net of estimated costs, expenses, and other fees related to such hypothetical liquidation.

Estimated NAV Methodology and Considerations

The estimated NAV methodology determines our value by estimating the current market value of our assets, including real estate assets, and subtracting the market value of our liabilities, each as described above. The materials reviewed by Duff & Phelps included discrete estimations derived by us of “as is” market value for each of the properties in our portfolio using the discounted cash flow approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as previously described. We then made adjustments to reflect the fair value of the balance sheet assets and liabilities. Duff & Phelps concluded that the calculations and assumptions made by us were reasonable. The resulting amount, which is the estimated NAV of the portfolio as of December 31, 2014, was divided by the number of common shares outstanding on that date to determine the estimated NAV per share.

Exclusions from Estimated NAV—The estimated NAV per share approved by the Valuation Committee and our board of directors does not take into consideration certain factors including those described below, which could result in a premium or discount to NAV when determining a hypothetical enterprise value:

•	the size of our portfolio, as some buyers may pay more for the aggregation and management of a large portfolio compared to prices for individual properties;

•

the characteristics of our working capital, leverage, financing structures and other financial considerations for which some buyers may ascribe different values based on term, synergies, cost savings or other attributes;

•	certain third party transaction expenses that could be necessary to realize the enterprise value;

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	our shares could trade at a premium or discount to NAV if we were to list our shares of common stock on a national securities exchange.

Estimated Net Asset Value

The table below sets forth the material items included in the calculation of our estimated NAV per share, which Duff & Phelps opined was reasonable.

	Estimated Value As of December 31, 2014
	In Thousands	Per Share
Real properties	$4,544,868	$21.48
Cash, other assets and other liabilities	(52,839)	(0.25)
Debt obligations	(1,984,695)	(9.38)
Debt mark to market adjustments	(48,445)	(0.23)

Estimated gross asset value	$2,458,889	$11.62

Estimated disposition fee adjustments	(90,897)	(0.43)
Estimated incentive fee adjustments	(31,743)	(0.15)

Estimated net asset value	$2,336,249	$11.04

Shares outstanding	211,573

The original purchase price of our real properties, including our pro rata portion of the purchase price with respect to our investments in unconsolidated affiliates, in the aggregate, including post-acquisition capital investments, was $3.85 billion.

Sensitivity Analysis

While Duff & Phelps believes that the assumptions and inputs used by us are reasonable, a change in these assumptions and inputs could positively or negatively impact the calculation of the values of our real properties and thus, our estimated NAV per share.

The table below illustrates the impact on the estimated NAV and the estimated NAV per share if, for example, the exit capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our real properties. Similar adjustments to market debt rates are also presented below given: (i) the estimated fair market value of debt adjustments used by us to calculate estimated NAV per share assumes in-place fixed rate debt was theoretically replaced on December 31, 2014 versus held at least through the dates on which we are able to repay such debt without penalty, as currently anticipated by us and (ii) the recent, relatively significant decrease in interest rates.

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 25 basis points (In Thousands)	Decrease of 25 basis points (Per Share)	Increase of 25 basis points (In Thousands)	Increase of 25 basis points (Per Share)
Exit capitalization rates	$104,421	$0.49	$(96,307)	$(0.46)
Discount rates	$75,761	$0.36	$(73,963)	$(0.35)
Fair market value of debt effective rate	$(15,804)	$(0.07)	$15,540	$0.07

Limitations of Estimated NAV Per Share

The estimated NAV per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated NAV per share is not a representation, warranty or guarantee that: (i) a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share on a national securities exchange; (iv) a third party would offer the estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the NAV per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated NAV per share was calculated as of a moment in time, and, although the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, sales of assets and payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the estimated NAV per share on a regular basis. As a result, stockholders should not rely on the estimated NAV per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in the distribution reinvestment plan and whether to request redemption under our share redemption program. Notwithstanding, we are not obligated to redeem shares of our common stock under the share redemption program. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders. It is currently anticipated that the estimated NAV per share will next be calculated no later than April 2016, if a valuation is required pursuant to applicable rules or regulations.

New Prices under Distribution Reinvestment Plan and Share Redemption Program

We currently provide our stockholders with the ability to have cash otherwise distributable to them invested in additional shares of our common stock pursuant to our distribution reinvestment plan. We also currently provide eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their shares of our common stock pursuant to our share redemption program. On January 22, 2015, in connection with the determination of our estimated NAV per share, our board of directors approved and adopted amendments that impact the price at which shares will be reinvested pursuant to our distribution reinvestment plan and the price at which shares will be redeemed pursuant to our share redemption program. The amendments are reflected in the Third Amended and Restated Distribution Reinvestment Plan (the “Third Amended DRP”), and the Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”), each of which will take effect on March 1, 2015. See the “Subsequent Events” paragraph in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of amendments to our distribution reinvestment plan and share redemption programs.

Share Redemption Program

As discussed above, subject to certain restrictions and limitations, a stockholder may redeem shares of our common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Under the program in place as of December 31, 2014, shares of common stock must be held for a minimum of one year, subject to certain exceptions. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. We also intend to limit redemptions in accordance with a quarterly cap.

Our board of directors approved and adopted amendments, in connection with its determination of a new primary offering price of $10.40 per share for the Follow-On Offering, that impact the price at which shares will be redeemed pursuant to the Company’s share redemption program. The amendments are reflected in the Third Amended and Restated Share Redemption Program (the “Third Amended SRP”), which became effective on June 1, 2012.

The Third Amended SRP amended our share redemption program to adjust the calculation of the redemption price per share, effective from June 1, 2012 through February 28, 2015. Therefore, shares redeemed pursuant to eligible redemption requests received between the second quarter of 2012 and the quarter ended December 31,

2014 were redeemed pursuant to the terms of the Third Amended SRP. See the “Subsequent Events” paragraph in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of amendments to the Third Amended SRP that takes effect on March 1, 2015. The redemption price per share under the Third Amended SRP was calculated as follows:

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the Third Amended SRP) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the Third Amended SRP. Shares of common stock subject to a redemption request with respect to the death of a stockholder will be redeemed at a price equal to (i) with respect to shares purchased in the Follow-On Offering, 100% of the Original Purchase Price paid by the deceased stockholder for the shares without application of the Holding Period Discount, and (ii) with respect to shares purchased in the Initial Offering, the greater of (x) 100% of the Original Purchase Price paid by the deceased stockholder for the shares, without application of the Initial Offering Adjustment or the Holding Period Discount and (y) the Redemption Price determined as described in the paragraph preceding the Holding Period Discount Table, including application of the Initial Offering Adjustment and the Holding Period Discount. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the Third Amended SRP) in the event of the disability (as such term is defined in Section 72(m)(7) of the Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the Third Amended SRP. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table as though the stockholder has held its shares for one year, including application of the Initial Offering Adjustment (if applicable) and the Holding Period Discount. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the paragraph preceding the Holding Period Discount Table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the Third Amended SRP is a summary of certain of the terms of the Third Amended SRP.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding, as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap described below. In addition, our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension, or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such price), as calculated in accordance with policies and procedures that may be developed in the future by our board of directors. If our board of directors decides to materially amend, suspend, or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment, or termination of our share redemption program.

For the years ended December 31, 2014 and 2013, we received eligible redemption requests related to approximately 1.8 million and 0.9 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $18.2 million, or an average price of $10.02 per share, and $9.2 million, or an average price of $9.82 per share, respectively.

The table below summarizes the redemption activity for the three months ended December 31, 2014:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2014	-	$-	-	-
November 30, 2014	-	-	-	-
December 31, 2014	331,121	10.09	331,121	-

Total	331,121	$10.09	331,121	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

Distributions

Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for each quarter since 2010 through the first quarter of 2015. We calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock. The distributions are calculated based on common stockholders of record as of the close of business each day in the period.

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

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions. We intend to pay distributions for the first quarter of 2015 on or around April 15, 2015.

The following table outlines sources used to pay total distributions (including cash distributions and distributions reinvested pursuant to our distribution reinvestment plan) for the periods indicated below. Refer to “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail on distributions.

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Issuance of DRIP Shares (2)		Total Distributions
2014
December 31	$16,758	51%	$16,314	49%	$33,072
September 30	16,621	51	16,275	49	32,896
June 30	16,426	50	16,294	50	32,720
March 31	16,316	50	16,199	50	32,515

Total	$66,121	50%	$65,082	50%	$131,203

2013
December 31	$16,199	50%	$16,102	50%	$32,301
September 30	15,939	50	15,786	50	31,725
June 30	13,457	52	12,516	48	25,973
March 31	11,782	53	10,323	47	22,105

Total	$57,377	51%	$54,727	49%	$112,104

(1)	Reflects use of the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

As discussed above, on January 22, 2015, in connection with the determination of our estimated NAV per share, our board of directors approved and adopted an amendment that impacts the price at which shares will be reinvested pursuant to our distribution reinvestment plan. Effective March 1, 2015, shares will be reinvested pursuant to our distribution reinvestment plan at 95% of our most recently disclosed estimated NAV per share, or $10.49 per share.

Holders

As of February 20, 2015, we had 213.2 million shares of our common stock outstanding, held by a total of 53,913 stockholders, including shares held by our affiliates.

Recent Sales of Unregistered Securities

On April 1, 2014, we issued 1,000 shares of restricted common stock to an employee of the Advisor pursuant to our private placement equity incentive plan. We relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. See “Note 11 to the Consolidated Financial Statements” for additional information concerning our private placement equity incentive plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data, building count and number of customers)	For the Year Ended December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Operating data:
Total revenues	$312,457	$249,852	$127,893	$51,650	$4,105
Total operating expenses	$(265,045)	$(239,694)	$(130,671)	$(60,295)	$(11,342)
Total other expenses, net	$(38,473)	$(25,298)	$(32,802)	$(16,708)	$(988)
Net income (loss)	$8,939	$(15,140)	$(35,580)	$(25,353)	$(8,225)
Net income (loss) attributable to common stockholders	$8,939	$(15,140)	$(35,580)	$(25,353)	$(8,225)
Net income (loss) per common share—basic and diluted	$0.04	$(0.08)	$(0.35)	$(0.68)	$(1.74)
Weighted-average shares outstanding	209,958	179,619	102,215	37,423	4,738

Distributions:
Total distributions declared	$131,203	$112,104	$63,826	$23,321	$2,937
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$0.625

Company-defined FFO (2):
Reconciliation of net income (loss) to Company-defined FFO:
Net income (loss)	$8,939	$(15,140)	$(35,580)	$(25,353)	$(8,225)
Total NAREIT-defined adjustments (3)	$117,332	$99,345	$67,452	$23,986	$1,577
Total Company-defined adjustments (4)	$5,046	$25,252	$23,434	$19,549	$6,441

Company-defined FFO	$131,317	$109,457	$55,306	$18,182	$(207)

Cash flow data:
Net cash provided by (used in) operating activities	$110,745	$86,888	$27,372	$2,234	$(6,643)
Net cash used in investing activities	$(139,454)	$(1,107,276)	$(1,250,139)	$(743,374)	$(228,691)
Net cash provided by financing activities	$18,404	$1,014,196	$1,234,383	$726,440	$262,782

	As of December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Balance sheet data:
Net investment in real estate properties	$3,519,151	$3,499,570	$2,122,941	$907,412	$225,554
Investment in unconsolidated joint ventures	$8,208	$8,066	$96,490	$64,788	$-
Cash and cash equivalents	$8,053	$18,358	$24,550	$12,934	$27,634
Total assets	$3,627,650	$3,614,064	$2,294,948	$1,013,225	$261,171
Debt	$1,978,625	$1,876,631	$1,195,218	$509,846	$125,713
Total liabilities	$2,118,704	$2,021,982	$1,268,867	$540,432	$138,271
Total stockholders’ equity	$1,508,945	$1,592,081	$1,026,080	$472,792	$122,899
Total gross equity raised (during the period)	$64,871	$777,736	$730,991	$446,049	$155,712
Shares outstanding	211,573	206,743	132,424	60,550	15,697

Portfolio data:
Consolidated buildings	283	296	190	94	25
Rentable square feet of consolidated buildings	57,640	57,230	36,898	15,787	3,402
Total number of customers	551	553	414	254	43

(1)	The SEC declared our initial registration statement for the Initial Offering effective on December 18, 2009. We broke escrow for the Initial Offering on March 31, 2010 and effectively commenced real estate operations on June 30, 2010 in connection with the acquisition of our first property. We were in the acquisition phase of our life cycle for the periods presented, and the results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our year-over-year financial data has not been directly comparable.

(2)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined Funds from Operations (“FFO”), as well as a detailed reconciliation of our net income (loss) to Company-defined FFO.

(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization and gains on sales of assets.

(4)	Included in our Company-defined adjustments are acquisition and strategic transaction costs and loss from early extinguishment of debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. As of December 31, 2014, we had raised aggregate gross proceeds of approximately $2.2 billion from the sale of 215.1 million shares of our common stock in our public offerings, including approximately $144.4 million from the sale of 14.7 million shares of our common stock through our distribution reinvestment plan.

As of December 31, 2014, our consolidated real estate portfolio included 283 industrial buildings totaling approximately 57.6 million square feet located in 19 markets throughout the U.S. with 551 customers having a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 283 industrial buildings we owned and managed as of December 31, 2014:

•

278 industrial buildings totaling approximately 55.8 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91% occupied (93% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•

5 industrial buildings totaling approximately 1.8 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s completion or a building achieving 90% occupancy.

As of December 31, 2014, we had six buildings under construction totaling approximately 0.6 million square feet and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

We have used the net proceeds from our public offerings primarily to make investments in real estate assets. We will continue to focus on select acquisition and development opportunities consisting primarily of high-quality distribution warehouses and other industrial properties that we could acquire through cash flows generated from our operating activities, funds provided by debt financings or proceeds from dispositions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past five years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) strong positive net absorption in our target markets (the net change in total occupied industrial space); and (v) fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export / import levels has generated increased demand for industrial space in key U.S. logistics markets resulting in 19 consecutive quarters of positive net absorption and combined with relatively low levels of new supply provides prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing. As of December 31, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 67.0% of our total consolidated debt (82.2% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan which became effective in January 2015).

RESULTS OF OPERATIONS

Summary of 2014 Activities

During 2014, we completed the following activities:

•

As of December 31, 2014, we had 283 consolidated buildings aggregating 57.6 million rentable square feet as compared to 296 consolidated buildings aggregating 57.2 million rentable square feet as of December 31, 2013.

•

During 2014, we leased approximately 7.8 million square feet, which included 3.9 million square feet of new leases and expansions and 3.9 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	During 2014, we acquired or completed construction of 3.2 million rentable square feet.

•

As of December 31, 2014, our operating portfolio was 91% occupied and 93% leased, as compared to 94% occupied and 95% leased as of December 31, 2013. The slight decrease was primarily driven by the completion of approximately 1.0 million square feet of development properties and expansions during 2014.

•

As of December 31, 2014, we had six buildings under construction totaling approximately 0.6 million square feet and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

•	In April 2014, we sold 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million and recognized gains of $24.5 million.

Our operating results for the year ended December 31, 2014, 2013, and 2012 are not directly comparable, as we were in the acquisition phase of our life cycle during 2013 and 2012, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offerings.

Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table summarizes our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below included 171 buildings owned as of January 1, 2013, which represented 58% of total rentable square feet or 62% of total revenues as of December 31, 2014.

	For the Year Ended
	December 31,
($ in thousands, except per share data)	2014	2013	Change
Rental revenues:
Same store operating properties	$192,805	$189,590	$3,215
Other properties	119,652	60,262	59,390

Total revenues	312,457	249,852	62,605

Rental expenses:
Same store operating properties	50,741	49,235	1,506
Other properties	31,359	14,786	16,573

Total rental expenses	82,100	64,021	18,079

Net operating income:
Same store operating properties	142,064	140,355	1,709
Other properties	88,293	45,476	42,817

Total net operating income	230,357	185,831	44,526

Other:
Real estate-related depreciation and amortization	(141,794)	(121,339)	(20,455)
General and administrative expenses	(6,557)	(6,882)	325
Asset management fees, related party	(29,548)	(23,063)	(6,485)
Acquisition expenses, related party	(3,432)	(11,477)	8,045
Acquisition and strategic transaction expenses	(1,614)	(12,912)	11,298
Equity in loss of unconsolidated joint ventures	(75)	(2,866)	2,791
Interest expense and other	(62,869)	(50,898)	(11,971)
Gain on disposition of real estate properties	24,471	-	24,471
Gain on acquisition of joint venture	-	26,481	(26,481)
Incentive fee from acquisition of joint venture	-	1,985	(1,985)

Total other	(221,418)	(200,971)	(20,447)

Net income (loss)	8,939	(15,140)	24,079
Net income (loss) attributable to noncontrolling interests	-	-	-

Net income (loss) attributable to common stockholders	$8,939	$(15,140)	$24,079

Weighted-average shares outstanding	209,958	179,619	30,339

Net income (loss) per common share—basic and diluted	$0.04	$(0.08)	$0.12

	As of December 31,
(square feet in thousands)	2014	2013	Change
Portfolio data:
Consolidated buildings	283	296	(13)
Unconsolidated buildings	2	1	1

Total buildings	285	297	(12)

Rentable square feet of consolidated buildings	57,640	57,230	410
Rentable square feet of unconsolidated buildings	710	180	530

Total rentable square feet	58,350	57,410	940

Total number of customers (1)	551	553	(2)
Percent occupied of operating portfolio (1)(2)	91%	94%	(3%)
Percent occupied of total portfolio (1)(2)	88%	91%	(3%)
Percent leased of operating portfolio (1)(2)	93%	95%	(2%)
Percent leased of total portfolio (1)(2)	90%	93%	(3%)

(1)	Represents our consolidated portfolio.

(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased significantly for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the year ended December 31, 2014, non-same store rental revenues reflects the addition of 113 buildings we acquired since January 1, 2013, which includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in our joint venture which we refer to as the Fund I Partnership that were previously unconsolidated. In addition, the non-same store rental revenues include the results of the 20 buildings we sold in April 2014. Same store rental revenues for the year ended December 31, 2014 increased by $3.2 million, or 1.7%, as compared to the same period in 2013, primarily due to an increase in tenant reimbursement revenue, which was driven by higher reimbursable expenses, receipt of early termination fees and an increase in base rent, which was driven by rental rate increases in the same store operating portfolio.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to an increase in non-same store rental expenses attributable to the significant increase in the number of buildings acquired since January 1, 2013. Same store rental expenses for the year ended December 31, 2014 increased by $1.5 million, or 3.1%, as compared to the same period in 2013, primarily due to an increase in certain real estate taxes and higher snow removal costs due to the extreme snowfall in the first quarter of 2014, partially offset by lower insurance premiums.

Other Income and Expenses. Other income and expenses both increased for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to:

•

an increase in real estate-related depreciation and amortization expense resulting from the $154.1 million growth of our investment in real estate properties, net of dispositions, since December 31, 2013;

•

an increase in interest expense primarily due to an increase in average net borrowings under our lines of credit of $83.8 million for the year ended December 31, 2014 as compared to the same period in 2013; and

•	an increase in asset management fees as a result of the significant growth of our portfolio since December 31, 2013; all partially offset by:

•	a gain of approximately $24.5 million as a result of the disposition of 20 buildings in April 2014 for approximately $125.3 million in net proceeds; and

•	a decrease in acquisition-related expenses as a result of reduced acquisition activity in 2014 as compared to 2013.

Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table summarizes our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The same store operating portfolio for the periods presented below included 91 buildings owned as of January 1, 2012 and represented 26% of total rentable square feet or 33% of total revenues as of December 31, 2013.

	For the Year Ended December 31,
($ in thousands, except per share data)	2013	2012	Change
Rental revenues:
Same store operating properties	$81,282	$81,249	$33
Other properties	168,570	46,644	121,926

Total revenues	249,852	127,893	121,959

Rental expenses:
Same store operating properties	21,137	19,704	1,433
Other properties	42,884	10,970	31,914

Total rental expenses	64,021	30,674	33,347

Net operating income:
Same store operating properties	60,145	61,545	(1,400)
Other properties	125,686	35,674	90,012

Total net operating income	185,831	97,219	88,612

Other:
Real estate-related depreciation and amortization	(121,339)	(60,479)	(60,860)
General and administrative expenses	(6,882)	(5,699)	(1,183)
Asset management fees, related party	(23,063)	(11,918)	(11,145)
Acquisition expenses, related party	(11,477)	(12,715)	1,238
Acquisition and strategic transaction expenses	(12,912)	(9,186)	(3,726)
Equity in loss of unconsolidated joint venture	(2,866)	(2,944)	78
Interest expense and other	(50,898)	(29,021)	(21,877)
Loss on early extinguishment of debt	-	(837)	837
Gain on acquisition of joint venture	26,481	-	26,481
Incentive fee from acquisition of joint venture	1,985	-	1,985

Total other	(200,971)	(132,799)	(68,172)

Net loss	(15,140)	(35,580)	20,440
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(15,140)	$(35,580)	$20,440

Weighted-average shares outstanding	179,619	102,215	77,404

Net loss per common share—basic and diluted	$(0.08)	$(0.35)	$0.27

	As of December 31,
(square feet in thousands):	2013	2012	Change
Portfolio data:
Consolidated buildings	296	190	106
Unconsolidated buildings	1	29	(28)

Total buildings	297	219	78

Rentable square feet of consolidated buildings	57,230	36,898	20,332
Rentable square feet of unconsolidated buildings	180	6,181	(6,001)

Total rentable square feet	57,410	43,079	14,331

Total number of customers (1)	553	414	139
Percent occupied of operating portfolio (1)(2)	94%	95%	(1%)
Percent occupied of total portfolio (1)(2)	91%	90%	1%
Percent leased of operating portfolio (1)(2)	95%	96%	(1%)
Percent leased of total portfolio (1)(2)	93%	92%	1%

(1)	Represents our consolidated portfolio.

(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Total rental revenues increased significantly for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to the increase in non-same store rental revenues, which was attributable to the growth in our portfolio. For the year ended December 31, 2013, non-same store rental revenues reflects the addition of 202 buildings we acquired since January 1, 2012, which includes the consolidated results of the 31 properties acquired in conjunction with our acquisition of our partner’s equity interest in the Fund I Partnership joint venture that were previously unconsolidated. Same store rental revenues for the year ended December 31, 2013 increased slightly as compared to the same period in 2012, primarily due to 12 customers leasing approximately 1.3 million square feet, offset by four customers vacating approximately 920,000 square feet. Excluding the four customers, rental revenues from all other same store properties grew 4.3% for the year ended December 31, 2013.

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

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2014, 2013 and 2012, NOI was $230.4 million, $185.8 million and $97.2 million, respectively. Same store NOI for the year ended December 31, 2014 increased by $1.7 million, or 1.2%, as compared to the same period in 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the years ended December 31, 2014, 2013 and 2012.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes non-recurring acquisition and strategic transaction costs (including acquisition fees paid to the Advisor) and a non-recurring loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. Loss from the early extinguishment of debt was excluded because it was a loss recognized as part of a one-time transaction. Strategic transaction costs, which are costs incurred in connection with our exploration of potential strategic alternatives, as described in “Overview—General” above, represent non-recurring costs that make our operating results on an on-going basis less comparable and, as such, are excluded from Company-defined FFO. Acquisition and strategic transaction costs are paid in cash out of operational cash flow, additional debt, net proceeds from the sale of properties, or ancillary cash flows, and, as a result, such costs negatively impact our operating performance and cash flows from operating activities during the period they are incurred. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired or strategic transactions costs are being incurred, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, Company-defined FFO and MFFO:

				For the Period From Inception (May 19, 2009) to
	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	December 31, 2014
Net income (loss)	$8,939	$(15,140)	$(35,580)	$(76,213)

Net income (loss) per common share	$0.04	$(0.08)	$(0.35)	$(0.71)

Reconciliation of net income (loss) to FFO:
Net income (loss)	$8,939	$(15,140)	$(35,580)	$(76,213)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	141,794	121,339	60,479	347,670
Real estate-related depreciation and amortization of unconsolidated joint ventures	9	4,487	6,973	12,974
Gain on acquisition of joint venture	-	(26,481)	-	(26,481)
Gain on disposition of real estate properties	(24,471)	-	-	(24,471)

FFO	$126,271	$84,205	$31,872	$233,479

FFO per common share	$0.60	$0.47	$0.31	$2.19

Reconciliation of FFO to Company-defined FFO:
FFO	$126,271	$84,205	$31,872	$233,479
Add (deduct) Company-defined adjustments:
Acquisition and strategic transaction costs	5,046	24,389	21,901	75,752
Acquisition costs of unconsolidated joint ventures	-	863	696	3,133
Loss on early extinguishment of debt	-	-	837	837

Company-defined FFO	$131,317	$109,457	$55,306	$313,201

Company-defined FFO per common share	$0.63	$0.61	$0.54	$2.93

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$131,317	$109,457	$55,306	$313,201
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(12,540)	(14,108)	(4,602)	(33,381)
Straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	-	(1,612)	(336)	(2,123)
Strategic transaction costs	(1,614)	-	-	(1,614)

MFFO	$117,163	$93,737	$50,368	$276,083

MFFO per common share	$0.56	$0.52	$0.49	$2.59

Weighted-average shares outstanding	209,958	179,619	102,215	106,766

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are cash flows generated by our real estate operations, debt financings and refinancings, and asset sales. Our principal uses of funds are and will continue to be for select acquisition and development of properties and other investments, operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures, all of which we expect to be able to adequately fund over the next 12 months from our primary sources of capital. We believe that our cash on-hand, cash flows from operations, and any financing and disposition activities should be sufficient to meet our anticipated future operating, distribution, debt service, and development and other capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Total cash provided by (used in):
Operating activities	$110,745	$86,888	$27,372
Investing activities	(139,454)	(1,107,276)	(1,250,139)
Financing activities	18,404	1,014,196	1,234,383

Net (decrease) increase in cash	$(10,305)	$(6,192)	$11,616

2014 Cash Flows Compared to 2013 Cash Flows

Cash provided by operating activities during the year ended December 31, 2014 increased by $23.9 million as compared to the same period in 2013, primarily driven by the growth of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties, offset somewhat by an increase in net working capital accounts.

Cash used in investing activities during the year ended December 31, 2014 decreased by $967.8 million on a net basis as compared to the same period in 2013, primarily due to a reduction in our acquisition activity during the year ended December 31, 2014 as compared to the same period in 2013, and due to proceeds from the disposition of certain real estate properties, partially offset by an increase in capital expenditures, including development activities, tenant improvements and leasing commissions, and property and maintenance investments.

Cash provided by financing activities during the year ended December 31, 2014 decreased by $995.8 million as compared to the same period in 2013, primarily as a result of us closing our offering of primary shares pursuant to our follow-on offering in July 2013, and lower net increases in borrowings due to no longer being in the acquisition phase of our life cycle.

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

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of December 31, 2014, we had approximately $258.0 million outstanding under our unsecured line of credit. The unused portion was approximately $242.0 million, of which approximately $46.8 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. As of December 31, 2014, we had $85.0 million outstanding under our secured line of credit. The unused portion was $55.0 million, all of which was available. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. See “Note 7 to the Consolidated Financial Statements” for additional information regarding our lines of credit.

Unsecured Term Loans. As of December 31, 2014, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 2.35%, which includes the effect of the interest rate swap agreements relating to our $200.0 million unsecured term loan that were effective in January 2014 (3.34% including the effects of the forward-starting interest rate swap agreements relating to our $200.0 million unsecured loan and our $300.0 million unsecured loan which became effective in January 2015). Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. See “Note 7 to the Consolidated Financial Statements” for additional information regarding our unsecured term loans.

Mortgage Note Financings. As of December 31, 2014, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.23%, which includes the effect of an interest rate swap agreement. Refer to “Note 7 to the Consolidated Financial Statements” for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of December 31, 2014.

Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2014, 50% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from sales of assets, financing proceeds and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the first quarter of 2015.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Issuance of DRIP Shares (2)		Total Distributions
2014
December 31	$16,758	51%	$16,314	49%	$33,072
September 30	16,621	51	16,275	49	32,896
June 30	16,426	50	16,294	50	32,720
March 31	16,316	50	16,199	50	32,515

Total	$66,121	50%	$65,082	50%	$131,203

2013
December 31	$16,199	50%	$16,102	50%	$32,301
September 30	15,939	50	15,786	50	31,725
June 30	13,457	52	12,516	48	25,973
March 31	11,782	53	10,323	47	22,105

Total	$57,377	51%	$54,727	49%	$112,104

(1)	Reflects use of the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the years ended December 31, 2014 and 2013, we received eligible redemption requests related to approximately 1.8 million and 0.9 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $18.2 million, or an average price of $10.02 per share, and $9.2 million, or an average price of $9.82 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is subject to certain caps not to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

Subsequent Events

On January 22, 2015, our board of directors determined an estimated NAV of $11.04 per share as of December 31, 2014. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of the assumptions and methodologies used to determine the estimated NAV per share.

Amendments to the Distribution Reinvestment Plan and the Share Redemption Program

On January 22, 2015, in connection with the determination of our estimated NAV per share, our board of directors approved and adopted amendments that impact the price at which shares will be reinvested pursuant to our distribution reinvestment plan and the price at which shares will be redeemed pursuant to our share redemption program. The amendments are reflected in the Third Amended and Restated Distribution Reinvestment Plan (the “Third Amended DRP”), and the Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”), each of which will take effect on March 1, 2015.

Under the Third Amended DRP and the Fourth Amended SRP, shares will be reinvested and redeemed, respectively, at a price equal to 95% of the estimated NAV per share most recently announced by us in a public filing with the SEC as of the date of the applicable reinvestment or redemption. Accordingly, beginning with distributions declared for the first quarter of 2015, which are expected to be paid on or before April 15, 2015, participants in our distribution reinvestment plan will acquire shares at a price equal to $10.49 per share, which is equal to 95% of our estimated NAV per share as of December 31, 2014. In addition, any shares redeemed under our share redemption program on or after March 31, 2015 will be redeemed at a price of $10.49 per share.

The board of directors may amend or terminate the Third Amended DRP for any reason, provided that if the board of directors materially amends or terminates the Third Amended DRP, then such material amendment or termination, as applicable, shall only be effective upon 10 days’ notice to the participants in the Third Amended DRP.

In addition, there are limitations on stockholders’ ability to have their shares of our common stock redeemed pursuant to the Fourth Amended SRP. For a stockholder’s shares to be eligible for redemption in a given quarter, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least fifteen days before the end of the applicable quarter, or by March 16, 2015 in the case of the next anticipated redemption date. As noted above, the board of directors may determine to amend, suspend or terminate the Fourth Amended SRP in its sole discretion; provided, that, if the board of directors determines to materially amend, suspend or terminate the Fourth Amended SRP, we will provide stockholders with 30 days’ prior notice. Any notice of the material amendment, suspension or termination of the Third Amended DRP or of the Fourth Amended SRP will be provided by us in a Current Report on Form 8-K filed with the SEC. The foregoing description of the Third Amended DRP and the Fourth Amended SRP is qualified in its entirety by reference to the Third Amended DRP and the Fourth Amended SRP, which have been incorporated into this Annual Report on Form 10-K by reference.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2014, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$382,842	$295,538	$828,268	$836,995	$2,343,643
Unfunded development commitments (2)	37,479	-	-	-	37,479

Total	$420,321	$295,538	$828,268	$836,995	$2,381,122

(1)	Includes principal and interest on debt. See “Note 7 to the Consolidated Financial Statements” for more detail.

(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria pursuant to which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, we adopted ASU 2014-08 early, and it became effective for us for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on our overall results of operations, financial position or liquidity.

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

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of December 31, 2014, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of December 31, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 67.0% of our total consolidated debt (82.2% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2014, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.3 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2014. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2014, our consolidated variable interest rate debt consisted of borrowings under our lines of credit, our $300.0 million unsecured term loan, and a mortgage note, and represented 33.0% of our total consolidated debt (17.8% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan which became effective in January 2015). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $652.1 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2014, would change our annual interest expense by approximately $0.4 million.

Derivative Instruments. As of December 31, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 7 to the Consolidated Financial Statements” for more information concerning our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Income Trust Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 27, 2015

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2014	2013
ASSETS
Net investment in real estate properties	$3,519,151	$3,499,570
Investment in unconsolidated joint ventures	8,208	8,066
Cash and cash equivalents	8,053	18,358
Restricted cash	5,941	2,813
Straight-line rent and tenant receivables, net	46,037	34,111
Notes receivable	3,612	3,612
Deferred financing costs, net	9,094	11,543
Other assets	27,554	35,991

Total assets	$3,627,650	$3,614,064

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$26,873	$29,092
Debt	1,978,625	1,876,631
Distributions payable	33,072	32,301
Other liabilities	80,134	83,958

Total liabilities	2,118,704	2,021,982
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,000,000 shares authorized, 211,573 and 206,743 shares issued and outstanding, respectively	2,116	2,067
Additional paid-in capital	1,920,711	1,874,539
Accumulated deficit	(409,402)	(287,138)
Accumulated other comprehensive (loss) income	(4,480)	2,613

Total stockholders’ equity	1,508,945	1,592,081
Noncontrolling interests	1	1

Total equity	1,508,946	1,592,082

Total liabilities and equity	$3,627,650	$3,614,064

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenues:
Rental revenues	$312,457	$249,852	$127,893

Total revenues	312,457	249,852	127,893

Operating expenses:
Rental expenses	82,100	64,021	30,674
Real estate-related depreciation and amortization	141,794	121,339	60,479
General and administrative expenses	6,557	6,882	5,699
Asset management fees, related party	29,548	23,063	11,918
Acquisition expenses, related party	3,432	11,477	12,715
Acquisition and strategic transaction expenses	1,614	12,912	9,186

Total operating expenses	265,045	239,694	130,671

Operating income (loss)	47,412	10,158	(2,778)

Other (expenses) income:
Equity in loss of unconsolidated joint ventures	(75)	(2,866)	(2,944)
Interest expense and other	(62,869)	(50,898)	(29,021)
Gain on disposition of real estate properties	24,471	-	-
Loss on early extinguishment of debt	-	-	(837)
Gain on acquisition of joint venture	-	26,481	-
Incentive fee from acquisition of joint venture	-	1,985	-

Total other (expenses) income	(38,473)	(25,298)	(32,802)
Net income (loss)	8,939	(15,140)	(35,580)
Net income (loss) attributable to noncontrolling interests	-	-	-

Net income (loss) attributable to common stockholders	$8,939	$(15,140)	$(35,580)

Weighted-average shares outstanding	209,958	179,619	102,215

Net income (loss) per common share - basic and diluted	$0.04	$(0.08)	$(0.35)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Net income (loss) attributable to common stockholders	$8,939	$(15,140)	$(35,580)
Unrealized (loss) gain on derivative instruments	(7,093)	2,869	(29)

Comprehensive income (loss) attributable to common stockholders	$1,846	$(12,271)	$(35,609)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2011	60,550	$606	$532,901	$(60,488)	$(227)	$1	$472,793
Net loss	-	-	-	(35,580)	-	-	(35,580)
Unrealized gain (loss) on derivative instruments	-	-	-	-	(29)	-	(29)
Issuance of common stock	72,487	724	730,267	-	-	-	730,991
Offering costs	-	-	(72,286)	-	-	-	(72,286)
Redemptions of common stock	(613)	(6)	(5,976)	-	-	-	(5,982)
Distributions to stockholders	-	-	-	(63,826)	-	-	(63,826)

Balance as of December 31, 2012	132,424	$1,324	$1,184,906	$(159,894)	$(256)	$1	$1,026,081

Net loss	-	$-	$-	$(15,140)	$-	$-	$(15,140)
Unrealized gain (loss) on derivative instruments	-	-	-	-	2,869	-	2,869
Issuance of common stock	75,253	752	776,984	-	-	-	777,736
Share-based compensation	-	-	178	-	-	-	178
Offering costs	-	-	(78,363)	-	-	-	(78,363)
Redemptions of common stock	(934)	(9)	(9,166)	-	-	-	(9,175)
Distributions to stockholders	-	-	-	(112,104)	-	-	(112,104)

Balance as of December 31, 2013	206,743	$2,067	$1,874,539	$(287,138)	$2,613	$1	$1,592,082

Net income	-	$-	$-	$8,939	$-	$-	$8,939
Unrealized gain (loss) on derivative instruments	-	-	-	-	(7,093)	-	(7,093)
Issuance of common stock	6,641	67	64,804	-	-	-	64,871
Share-based compensation	-	-	531	-	-	-	531
Offering costs	-	-	(1,027)	-	-	-	(1,027)
Redemptions of common stock	(1,811)	(18)	(18,136)	-	-	-	(18,154)
Distributions to stockholders	-	-	-	(131,203)	-	-	(131,203)

Balance as of December 31, 2014	211,573	$2,116	$1,920,711	$(409,402)	$(4,480)	$1	$1,508,946

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Operating activities:
Net income (loss)	$8,939	$(15,140)	$(35,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	141,794	121,339	60,479
Equity in loss of unconsolidated joint ventures	75	2,866	2,944
Gain on disposition of real estate properties	(24,471)	-	-
Loss on early extinguishment of debt	-	-	837
Gain on acquisition of joint venture	-	(26,481)	-
Incentive fee from acquisition of joint venture	-	(1,985)	-
Straight-line rent and amortization of above- and below-market leases	(12,540)	(14,108)	(4,602)
Other	2,261	714	1,910
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	837	(388)	(5,121)
Accounts payable, accrued expenses and other liabilities	(6,150)	20,071	6,505

Net cash provided by operating activities	110,745	86,888	27,372

Investing activities:
Real estate acquisitions	(121,834)	(857,618)	(1,195,002)
Acquisition of joint venture	-	(126,010)	-
Acquisition deposits	(19,992)	(20,716)	(4,500)
Capital expenditures and development activities	(122,721)	(86,388)	(17,387)
Investment in unconsolidated joint ventures	(217)	(19,804)	(46,498)
Distributions from unconsolidated joint ventures	-	3,754	11,877
Proceeds from disposition of real estate properties	125,310	-	-
Other	-	(494)	1,371

Net cash used in investing activities	(139,454)	(1,107,276)	(1,250,139)

Financing activities:
Proceeds from issuance of mortgage notes	17,500	91,000	480,953
Repayments of mortgage notes	(6,818)	(11,305)	(2,970)
Proceeds from issuance of term loan	-	300,000	200,000
Proceeds from lines of credit	200,000	775,000	836,006
Repayments of lines of credit	(107,000)	(725,225)	(873,150)
Proceeds from issuance of common stock	-	721,768	699,233
Offering costs for issuance of common stock	(1,082)	(69,640)	(67,349)
Distributions paid to common stockholders	(65,562)	(51,732)	(28,755)
Redemptions of common stock	(18,050)	(11,890)	(3,277)
Other	(584)	(3,780)	(6,308)

Net cash provided by financing activities	18,404	1,014,196	1,234,383

Net (decrease) increase in cash and cash equivalents	(10,305)	(6,192)	11,616
Cash and cash equivalents, at beginning of period	18,358	24,550	12,934

Cash and cash equivalents, at end of period	$8,053	$18,358	$24,550

Supplemental disclosure of cash flow information:
Interest paid	$66,199	$47,138	$26,847
Distributions payable	33,072	32,301	19,568
Distributions reinvested in common stock	64,871	47,639	23,931
Debt assumed on real estate and joint venture acquisitions	-	247,705	42,772
Acquired investment in unconsolidated joint venture	-	104,246	-
Noncash repayment of line of credit with new financing	-	110,000	-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed in May 2009.

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

As of December 31, 2014, the Company’s consolidated real estate portfolio included 283 industrial buildings totaling approximately 57.6 million square feet throughout the U.S. The Company operates as one reportable segment comprised of industrial real estate.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Income Trust Inc., the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. Investments in unconsolidated entities over which the Company exercises significant influence but does not control are accounted for using the equity method. See “Note 6” for further detail regarding investments in unconsolidated joint ventures. All material intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain items in the Company’s consolidated financial statements for 2013 have been reclassified from accounts payable and accrued expenses to other liabilities to conform to the 2014 presentation.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2014, 2013 and 2012, the Company did not record any impairment charges related to real estate assets.

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

The Company evaluates its investment in the unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, rights and obligations of the joint ventures, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the Company’s unconsolidated joint ventures for the years ended December 31, 2014, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Restricted Cash

Restricted cash consists of cash held in escrow in connection with certain mortgage note financing requirements and tenant improvements.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Accumulated amortization of deferred financing costs was approximately $6.5 million and $3.5 million as of December 31, 2014 and 2013, respectively. The Company’s interest expense for the years ended December 31, 2014, 2013 and 2012 included $3.0 million, $2.5 million, and $1.6 million, respectively, of amortization of financing costs.

Straight-line Rent and Tenant Receivables

Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts was approximately $1.2 million for both periods.

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

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2014, 2013 and 2012, tenant reimbursement revenue recognized in rental revenues was approximately $68.6 million, $50.9 million and $24.1 million, respectively.

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

Organization and Offering Expenses

Organization costs are expensed as incurred. Offering costs associated with the Company’s public offerings are charged against the gross proceeds from the public offerings and are reflected as a reduction in additional paid-in capital. See “Note 12” for additional information regarding organization and offering expenses.

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria pursuant to which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, the Company adopted ASU 2014-08 early, and it became effective for the Company for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on the Company’s overall results of operations, financial position or liquidity.

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

3.    ACQUISITIONS

2014 Acquisition Activity

During the year ended December 31, 2014, the Company acquired six buildings totaling 2.2 million square feet for a total purchase price of approximately $145.8 million. Of this amount, approximately $49.1 million was allocated to land and approximately $96.7 million was allocated to buildings. In addition, during the year ended December 31, 2014, the Company completed construction of 1.0 million rentable square feet for a total cost of approximately $124.5 million.

2013 Acquisition Activity

During the year ended December 31, 2013, the Company acquired 100% of the following properties:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
York Distribution Center II	3/27/2013	1	$6,697	$24,819	$4,010	$-	$(3,455)	$32,071
Marina West Distribution Center II	4/2/2013	3	10,874	24,308	3,491	738	(11)	39,400
Beltway Crossing Distribution Center	4/9/2013	4	6,760	29,483	2,180	-	(434)	37,989
Broadway 101 Commerce Center	5/15/2013	11	17,190	49,881	7,771	2,580	(420)	77,002
Buckeye Distribution Center	6/7/2013	2	7,096	35,775	3,203	156	(1,953)	44,277
Carlisle Distribution Center	6/26/2013	2	8,307	28,418	3,975	-	-	40,700
Nashville Portfolio	6/28/2013	3	4,689	37,403	5,725	1,691	(458)	49,050
Eastern Logistics Portfolio	8/1/2013	3	8,570	32,607	4,406	262	(459)	45,386
Beckwith Farms Distribution Center I (2)	8/15/2013	1	2,985	29,004	665	-	-	32,654
Fairfield Portfolio	8/27/2013	7	28,407	43,479	5,974	2,413	-	80,273
South Bay Distribution Center	8/29/2013	1	16,574	17,034	-	-	-	33,608
Denver Distribution Center	9/13/2013	1	4,355	36,465	6,787	-	(1,713)	45,894
Other acquisitions	Various	36	128,806	199,679	35,782	3,270	(8,579)	358,958

Total 2013 Acquisitions		75	$251,310	$588,355	$83,969	$11,110	$ (17,482)	$917,262

(1)	Total purchase price equals consideration paid, plus any debt and liabilities assumed.

(2)	Represents a build-to-suit property for which the land was acquired in January 2013.

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

In September 2013, the Company acquired its partner’s 49% equity interest in the Fund I Partnership. As a result of this transaction, the Company owns 100% of the Fund I Partnership, and consolidates all of the assets and liabilities and results of operations of the Fund I Partnership in the Company’s financial statements. The Company marked its equity investment in the Fund I Partnership from its carrying value to its estimated fair value. The fair value was determined and allocated based on the Company’s valuation, estimates, and assumptions of the acquisition-date fair value of the tangible and intangible assets and liabilities. The allocation of assets and liabilities acquired was approximately $510.6 million of net real estate assets, $7.1 million of other assets, $241.3 million of assumed debt, and $12.3 million of assumed other liabilities. Additional detail of the net real estate assets acquired is as follows:

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

Pro Forma Financial Information (Unaudited)

The table below does not reflect pro forma results from operations for the acquisitions during 2014 because the individual and aggregate effects of these acquisitions were immaterial to the Company’s consolidated financial statements. The table below includes the following: (i) actual revenues and net income (loss) of the York Distribution Center II, Marina West Distribution Center II, Beltway Crossing Distribution Center, Broadway 101 Commerce Center, Buckeye Distribution Center, Carlisle Distribution Center, Nashville Portfolio, Eastern Logistics Portfolio, Beckwith Farms Distribution Center I, Fairfield Portfolio, South Bay Distribution Center, Denver Distribution Center, and Fund I Partnership acquisitions (collectively, referred to as the “2013 acquisitions”) included in the Company’s consolidated statements of operations for the year ended December 31, 2013; and (ii) pro forma revenues and net income (loss) of the 2013 acquisitions, as if the date of each acquisition had been January 1, 2012. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

(in thousands)	For the Year Ended December 31, 2013
Actual:
Total revenues	$31,838

Net loss	$(1,263)

Pro forma:
Total revenues (1)	$291,406

Net loss (2)	$(15,361)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $41.6 million for the year ended December 31, 2013. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue. There are no pro forma total revenues for the year ended December 31, 2014 as a full year of total revenues from the 2013 acquisitions is reflected in the actual results presented on the consolidated statements of operations.

(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $24.4 million for the year ended December 31, 2013. Pro forma net loss for the year ended December 31, 2013 was adjusted to exclude the gain on the acquisition of the Fund I Partnership of $26.5 million. There is no pro forma total net loss for the year ended December 31, 2014 as a full year of net loss from the 2013 acquisitions is reflected in the actual results presented on the consolidated statements of operations.

4.    DISPOSITIONS

In April 2014, the Company sold to third-parties 20 industrial buildings aggregating 2.8 million square feet for net proceeds of $125.3 million. Of these dispositions: (i) one building totaling 1.3 million square feet was located in the Atlanta market; (ii) five buildings totaling 0.9 million square feet were located in the Dallas market; (iii) 13 buildings totaling 0.5 million square feet were located in the Portland market; and (iv) one building totaling 0.1 million square feet was located in the Tampa market.

Gains on the disposition of real estate properties are recorded when the recognition criteria have been met, generally at the time title is transferred, and the Company no longer has substantial continuing involvement with the real estate sold.

5.    INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2014 and December 31, 2013, the Company’s consolidated investment in real estate properties consisted of 283 and 296 industrial buildings, respectively, totaling approximately 57.6 million and 57.2 million square feet, respectively.

	December 31,	December 31,
(in thousands)	2014	2013
Land	$909,488	$874,779
Building and improvements	2,509,459	2,430,999
Intangible lease assets	380,513	390,809
Under construction and other (1)	67,135	15,905

Investment in real estate properties	$3,866,595	3,712,492
Less accumulated depreciation and amortization	(347,444)	(212,922)

Net investment in real estate properties	$3,519,151	$3,499,570

(1)	As of December 31, 2014, the Company had six buildings under construction totaling approximately 0.6 million square feet and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	December 31, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$340,151	$(164,875)	$175,276	$347,186	$(106,872)	$240,314
Above-market lease assets	40,362	(21,639)	18,723	43,623	(14,453)	29,170
Below-market lease liabilities	(37,177)	11,312	(25,865)	(37,621)	5,763	(31,858)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2014, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$47,791	$5,611	$(4,711)
2016	34,986	4,085	(3,732)
2017	26,883	3,320	(3,060)
2018	20,513	2,643	(2,777)
2019	14,503	1,423	(2,530)
Thereafter	30,600	1,641	(9,055)

Total	$175,276	$18,723	$(25,865)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2014, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2015	$235,649
2016	221,537
2017	199,166
2018	169,697
2019	131,693
Thereafter	493,720

Total	$1,451,462

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$15,537	$17,634	$8,129
Above-market lease amortization	(8,706)	(7,865)	(4,758)
Below-market lease amortization	5,709	4,339	1,231
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$78,781	$57,195	$26,217
Intangible lease asset amortization	63,013	64,144	34,262

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

	As of December 31, 2014		Investment in Unconsolidated Joint Ventures as of
($ in thousands)	Percent Ownership	Number of Buildings	December 31, 2014	December 31, 2013
Park 355 DC II	75%	1	$3,954	$3,791
Valley Parkway	50%	1	4,254	4,275

Total		2	$8,208	$8,066

7.    DEBT

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

	Weighted-Average Stated Interest Rate as of			Balance as of
($ in thousands)	December 31, 2014	December 31, 2013	Maturity Date	December 31, 2014	December 31, 2013
Secured line of credit	2.32%	2.32%	January 2017	$85,000	$85,000
Unsecured line of credit	2.16%	2.16%	August 2015	258,000	165,000
Unsecured term loans	2.35%	2.03%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (1)	2.17%	2.19%	May 2015	9,080	9,080
Fixed-rate mortgage notes (2)	4.25%	4.26%	June 2015 - November 2024	1,126,545	1,117,551

Total / Weighted-Average	3.40%	3.39%		$1,978,625	$1,876,631

Gross book value of properties encumbered by secured debt				$2,416,413	$2,285,998

(1)	The interest rate is based on one-month London Interbank Offered Rate (“LIBOR”), plus 2.00%.

(2)	Interest rates range from 3.30% to 6.24%.

The Company capitalizes interest during the development of real estate assets. Capitalized interest associated with the Company’s development activities totaled $4.2 million and $1.4 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
2015(1)	$258,000	$-	$53,445	$311,445
2016	-	-	20,515	20,515
2017(1)	85,000	-	62,666	147,666
2018	-	200,000	167,954	367,954
2019	-	300,000	71,475	371,475
Thereafter	-	-	755,069	755,069

Total principal payments	343,000	500,000	1,131,124	1,974,124
Unamortized premium on assumed debt	-	-	4,501	4,501

Total	$343,000	$500,000	$1,135,625	$1,978,625

(1)	The lines of credit may be extended pursuant to two one-year extension options, subject to certain conditions.

As of December 31, 2014, our consolidated fixed interest rate debt consisted of mortgage notes and our $200.0 million unsecured term loan and represented 67.0% of our total consolidated debt (82.2% of our total consolidated debt assuming the effects of the forward-starting interest rate swap agreements relating to our $300.0 million unsecured term loan which became effective in January 2015).

Lines of Credit

In August 2012, the Company entered into an unsecured revolving credit agreement with an initial aggregate commitment of $300.0 million. The Company subsequently increased the aggregate commitment to $500.0 million in September 2013. The Company has the ability to expand the commitment up to a maximum aggregate amount of $600.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. The Company anticipates meeting the conditions to extend the line of credit in 2015, although there can be no assurance that it will be extended. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2014, the Company had approximately $258.0 million outstanding under the line of credit; the unused portion was approximately $242.0 million, of which approximately $46.8 million was available.

In connection with the acquisition of its partner’s equity interest in the Fund I Partnership in September 2013, which is described in “Note 3,” the Company assumed a secured line of credit agreement that had an initial aggregate commitment of $140.0 million, with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. This line of credit matures in January 2017, which may be further extended pursuant to two one-year extension options, subject to certain conditions. The interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging 1.80% to 2.65%. This line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. As of December 31, 2014, the Company had $85.0 million outstanding under this line of credit. The unused portion was $55.0 million, all of which was available.

Unsecured Term Loans

In December 2012, the Company entered into a $200.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $400.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2018. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.70% to 2.45%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2014, there was $200.0 million outstanding.

In March 2013, the Company entered into LIBOR-based forward-starting interest rate swap agreements to hedge LIBOR on the unsecured term loan for a notional amount of $200.0 million. The forward-starting interest rate swaps had an effective date of January 14, 2014 and fixed LIBOR at 0.98%, with an all-in interest rate ranging from 2.68% to 3.43%, depending on the Company’s consolidated leverage ratio. The forward-starting interest rate swaps will expire on October 14, 2017. Refer to “Derivative Instruments” below for additional detail.

In September 2013, the Company entered into a $300.0 million unsecured term loan facility, with the ability to increase the size of the unsecured term loan up to a total of $500.0 million, subject to certain conditions. The unsecured term loan requires monthly interest-only payments and has a maturity date of January 2019. The primary interest rate is variable and calculated based on one-month LIBOR, plus a margin ranging from 1.50% to 2.35%, depending on the Company’s consolidated leverage ratio. The unsecured term loan is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2014, there was $300.0 million outstanding.

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

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2014.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2014, the Company had seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2014, 2013 and 2012, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaps	$507,560	(Other liabilities) / Other assets	$(4,480)	$2,613

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$(8,818)	$2,757	$(138)
Loss reclassified from AOCI into income (effective portion)	1,725	112	109

Net other comprehensive gain (loss)	$(7,093)	$2,869	$(29)

8.    FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014
Liabilities
Derivative instruments	$-	$4,480	$-	$4,480

Total liabilities measured at fair value	$-	$4,480	$-	$4,480

December 31, 2013
Assets
Derivative instruments	$-	$2,613	$-	$2,613

Total assets measured at fair value	$-	$2,613	$-	$2,613

As of December 31, 2014 and December 31, 2013, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 7” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,617	$3,612	$3,625
Derivative instruments	-	-	2,613	2,613

Liabilities
Lines of credit	343,000	343,000	250,000	250,658
Unsecured term loans	500,000	500,000	500,000	503,388
Mortgage notes	1,135,625	1,179,582	1,126,631	1,122,602
Derivative instruments	4,480	4,480	-	-

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

9.     INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2014, 2013 and 2012. The U.S. is the major tax jurisdiction for the Company, and the earliest tax year subject to examination by the taxing authority is 2011.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2014, 2013 and 2012.

The unaudited preliminary taxability of the Company’s 2014, 2013 and 2012 distributions was:

	For the Year Ended December 31,
	2014	2013	2012
Per common share:
Ordinary income	$0.193	$0.337	$0.253
Non-taxable return of capital	0.420	0.173	0.372
Long-term capital gain	0.012	0.115	-

Total distribution	$0.625	$0.625	$0.625

10.    STOCKHOLDERS’ EQUITY

Public Offerings

In May 2009, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Initial Offering”). The registration statement was subsequently declared effective on December 18, 2009. Pursuant to the registration statement for the Initial Offering, the Company offered for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. Dividend Capital Securities LLC (the “Dealer Manager”) provided dealer manager services in connection with the Initial Offering. The Initial Offering closed on April 16, 2012.

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

On July 18, 2013, the Company terminated the offering of primary shares pursuant to the Company’s Follow-On Offering. As of December 31, 2014, the Company raised gross proceeds of approximately $2.2 billion from the sale of 215.1 million shares of its common stock in its public offerings, including approximately $144.4 million from the sale of 14.7 million shares of its common stock through the Company’s distribution reinvestment plan.

The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion. The Company has registered $600.0 million in shares under the Company’s distribution reinvestment plan and was offering the shares at a price of $9.88 per share as of December 31, 2014. As of December 31, 2014, approximately $551.2 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.

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

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
December 31	January 7, 2015	$0.15625	$16,758	$16,314	33,072
September 30	October 15, 2014	0.15625	16,621	16,275	32,896
June 30	July 15, 2014	0.15625	16,426	16,294	32,720
March 31	April 15, 2014	0.15625	16,316	16,199	32,515

Total			$66,121	$65,082	$131,203

2013
December 31	January 15, 2014	$0.15625	$16,199	$16,102	32,301
September 30	October 15, 2013	0.15625	15,939	15,786	31,725
June 30	July 15, 2013	0.15625	13,457	12,516	25,973
March 31	April 15, 2013	0.15625	11,782	10,323	22,105

Total			$57,377	$54,727	$112,104

Redemptions

In February 2012, the Company’s board of directors approved and adopted amendments, in connection with the board’s determination of a primary offering price of $10.40 per share for the Follow-On Offering that impacted the price at which shares are redeemed pursuant to the Company’s share redemption program. The amendments modified the Company’s share redemption program to adjust the calculation of the redemption price per share, effective as of June 1, 2012. Therefore, shares redeemed pursuant to eligible redemption requests received during the first quarter of 2012 were redeemed pursuant to the terms of the prior share redemption program and any shares redeemed thereafter pursuant to eligible redemption requests received through the quarter ended December 31, 2014 have been redeemed pursuant to the terms of the amended share redemption program. On January 22, 2015, the Company’s board of directors approved and adopted amendments that adjust the price at which shares will be reinvested to 95% of our most recently disclosed estimated NAV per share pursuant to the Company’s distribution reinvestment plan and the price and terms upon which shares can be redeemed pursuant to the Company’s share redemption program. See “Note 16” below for further discussion of these amendments.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Original Purchase Price (as increased, if applicable, by the Initial Offering Adjustment)
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Number of eligible shares redeemed	1,811	934	613
Aggregate amount of shares redeemed	$18,154	$9,175	$5,982
Average redemption price per share	$10.02	$9.82	$9.78

11.     SHARE-BASED COMPENSATION

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

The Company also has a private placement equity incentive plan (the “Private Placement Plan”). The Private Placement Plan is substantially similar to the Equity Incentive Plan, except that under the Private Placement Plan, an eligible participant is any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million shares may be issued upon grant, vesting or exercise of awards under the Private Placement Plan.

For the year ended December 31, 2014, the Company granted an aggregate of approximately 80,000 shares of restricted stock to certain eligible individuals, who were employees of the Advisor, under the Equity Incentive Plan and Private Placement Plan. Included in these awards were approximately 24,000 shares of restricted stock granted to the Company’s independent directors pursuant to the Equity Incentive Plan, of which approximately 14,000 shares immediately vested. Each independent director’s portion of the remaining approximately 10,000 shares vest on the earliest of the following: (i) July 1, 2015; (ii) the day immediately before the Company’s 2015 annual meeting of stockholders; (iii) the date of termination of service as a director due to death or “permanent and total disability” (as defined under Section 22(e)(3) of the Code); or (iv) immediately before and contingent upon the occurrence of a change in control (as defined in the Equity Incentive Plan). The remainder of the awards generally vest over three years.

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its equity incentive plans is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at December 31, 2012	-	$-
Granted	30	$10.40
Vested	(7)	$10.40
Forfeited	(1)	$10.40

Nonvested shares at December 31, 2013	22	$10.40
Granted	80	$10.40
Vested	(31)	$10.40
Forfeited	(3)	$10.40

Nonvested shares at December 31, 2014	68	$10.40

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share as of the grant date.

The following table summarizes other share-based compensation data:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Share-based compensation expense	$531	$178	$-
Total fair value of restricted stock vested	$321	$77	$-
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.40	$10.40	$-

(1)	Based on the Company’s most recent primary offering price in the follow-on offering of $10.40 per share as of the grant date.

As of December 31, 2014, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.4 million and is expected to be fully recognized over a weighted-average period of 0.9 years.

12.     RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a sixth amended and restated advisory agreement (the “Advisory Agreement”), dated June 27, 2014, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred			Payable as of December 31,
	For the Year Ended December 31,
(in thousands)	2014	2013	2012	2014	2013
Expensed:
Acquisition fees (1)	$3,432	$11,477	$12,715	$-	$-
Asset management fees (2)	29,548	23,063	11,918	23	13
Other expense reimbursements	722	896	1,109	34	73

Total	$33,702	$35,436	$25,742	$57	$86

Additional Paid-In Capital:
Sales commissions	$-	$49,243	$44,532	$-	$-
Dealer manager fees	-	18,294	17,808	-	-
Offering expenses	1,027	13,101	12,791	84	139

Total	$1,027	$80,638	$75,131	$84	$139

(1)	In addition, for the year ended December 31, 2014, the Company paid to the Advisor approximately $3.4 million of development acquisition fees, which are included in the total development project costs of the respective properties, and are capitalized in net investment in real properties on the Company’s consolidated balance sheets.

(2)	In addition, for the year ended December 31, 2014, the Company paid to the Advisor approximately $2.6 million of asset management fees in connection with dispositions, which are included in the gain on disposition of real estate properties on the Company’s consolidated statements of operations.

Joint Venture Fees. The Fund I Partnership, as described in “Note 3,” paid fees to the Advisor or its affiliates for providing services to the Fund I Partnership. These fees were paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through the Company or its subsidiaries. For the years ended December 31, 2013 and 2012, the Fund I Partnership paid to the Advisor approximately $3.6 million and $2.6 million, respectively, in fees for providing a variety of services, including with respect to acquisition and asset management activities. With respect to the Company’s percentage interest in the Fund I Partnership, the Company paid to the Advisor any additional amount necessary, after taking into account amounts paid directly by the Fund I Partnership to the Advisor, to provide that the Advisor received the total amount of fees payable pursuant to the Advisory Agreement.

13.     NONCONTROLLING INTERESTS

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

A Liquidity Event is defined as: a listing of the Company’s common stock on a national securities exchange (or the receipt by its stockholders of securities that are listed on a national securities exchange in exchange for its common stock); the Company’s sale, merger or other transaction in which its stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or the sale of all or substantially all of the Company’s assets where its stockholders either receive, or have the option to receive, cash or other consideration. As of December 31, 2014, the Company has not recorded a liability related to these Special Units.

The Company has determined that the Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within the Company’s control. As a result, the Company classifies its Special Units as noncontrolling interests within permanent equity. Because the holder of the Special Units does not participate in the profits and losses of the Operating Partnership, no net income (loss) was allocated to noncontrolling interests resulting from the 100 Special Units for the years ended December 31, 2014, 2013 and 2012.

14.     COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments. As of December 31, 2014, the Company had approximately $37.5 million in estimated costs for unfunded development commitments that the Company is obligated to fund under construction contracts, assuming certain conditions are met.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2014.

15.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2014
Total revenues	$81,537	$76,866	$76,530	$77,524
Total operating expenses	$(70,534)	$(65,394)	$(64,377)	$(64,740)
Total other (expenses) income	$(15,818)	$8,949	$(15,328)	$(16,276)
Net (loss) income	$(4,815)	$20,421	$(3,175)	$(3,492)
Net (loss) income attributable to common stockholders	$(4,815)	$20,421	$(3,175)	$(3,492)
Net (loss) income per common share—basic and diluted	$(0.02)	$0.10	$(0.02)	$(0.02)
Weighted-average shares outstanding	208,135	209,419	210,542	211,692

2013
Total revenues	$51,254	$55,302	$65,098	$78,198
Total operating expenses	$(49,287)	$(57,904)	$(65,580)	$(66,923)
Total other (expenses) income	$(12,884)	$(11,610)	$14,629	$(15,433)
Net (loss) income	$(10,917)	$(14,212)	$14,147	$(4,158)
Net (loss) income attributable to common stockholders	$(10,917)	$(14,212)	$14,147	$(4,158)
Net (loss) income per common share—basic and diluted	$(0.08)	$(0.09)	$0.07	$(0.02)
Weighted-average shares outstanding	141,484	166,255	203,024	206,753

16.     SUBSEQUENT EVENTS

Amendments to the Distribution Reinvestment Plan and the Share Redemption Program

The Company provides its stockholders with the ability to have cash otherwise distributable to them invested in additional shares of the Company’s common stock pursuant to its distribution reinvestment plan. The Company also provides eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their shares of the Company’s common stock pursuant to its share redemption program. On January 22, 2015, the Company’s board of directors approved and adopted amendments that impact the price at which shares will be reinvested pursuant to the Company’s distribution reinvestment plan and the price at which shares will be redeemed pursuant to the Company’s share redemption program. The amendments are reflected in the Third Amended and Restated Distribution Reinvestment Plan (the “Third Amended DRP”), and the Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”), each of which will take effect on March 1, 2015.

Under the Third Amended DRP and the Fourth Amended SRP, shares will be reinvested and redeemed, respectively, at a price equal to 95% of the estimated value per share most recently announced by the Company in a public filing with the SEC as of the date of the applicable reinvestment or redemption. Accordingly, beginning with distributions declared for the first quarter of 2015, which are expected to be paid on or before April 15, 2015, participants in the Company’s distribution reinvestment plan will acquire shares at a price equal to $10.49 per share. In addition, any shares redeemed under the Company’s share redemption program on or after March 31, 2015 will be redeemed at a price of $10.49 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc. (the “Issuer”), dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-159445) filed with the SEC on December 17, 2009.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.4	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Third Amended and Restated Share Redemption Program, dated February 21, 2012. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.3	Third Amended and Restated Distribution Reinvestment Plan, effective as of March 1, 2015. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2015.

4.4	Fourth Amended and Restated Share Redemption Program effective as of March 1, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 23, 2015.

10.1*	Private Placement Equity Incentive Plan, dated March 17, 2014.

10.2	Sixth Amended and Restated Advisory Agreement, dated as of June 27, 2014, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.

14.1	Code of Ethics for President and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

21.1*	List of Subsidiaries of Industrial Income Trust Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Duff & Phelps, LLC

101	The following materials from Industrial Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Income Trust Inc.:

Under date of February 27, 2015, we reported on the consolidated balance sheets of Industrial Income Trust Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 27, 2015

INDUSTRIAL INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
	# of Buildings			Buildings and Improvements (2)	Total Costs			Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)

($ in thousands)		Debt	Land				Land
Consolidated Industrial Properties:
Renton Distribution Center in Kent, WA	1	$7,340	$2,474	$10,126	$12,600	$576	$2,474	$10,702	$13,176	$(1,596)	6/30/2010	1-40
Bell Gardens in Bell Gardens, CA	3	8,722	12,044	3,323	15,367	1,123	12,044	4,446	16,490	(1,758)	8/25/2010	1-20
Bay Area Portfolio in Richmond and Fremont, CA	4	27,716	27,639	32,361	60,000	1,627	27,639	33,988	61,627	(7,575)	9/1/2010	1-40
Suwanee Point in Atlanta, GA	2	7,237	1,274	12,876	14,150	625	1,274	13,501	14,775	(2,750)	11/1/2010	1-40
Inland Empire Indian Avenue Distribution Center in Inland Empire, CA	1	42,655	15,066	64,934	80,000	60	15,066	64,994	80,060	(12,117)	12/29/2010	1-40
Brandon Woods Distribution Center in Baltimore, MD	1	8,660	4,916	11,184	16,100	(106)	4,916	11,078	15,994	(1,361)	12/30/2010	1-40
Rock Quarry 1 & 2 in Dallas, TX	2	11,622	3,106	22,569	25,675	(389)	3,106	22,180	25,286	(3,484)	1/19/2011	1-40
Hagerstown Distribution Centerin Hagerstown, MD	1	21,970	5,926	35,224	41,150	-	5,926	35,224	41,150	(6,516)	1/27/2011	1-40
Kent Valley Distribution Centerin Kent, WA	1	2,961	871	6,786	7,657	451	871	7,237	8,108	(1,440)	2/17/2011	1-30
Portside Distribution Center in Tacoma, WA	1	19,423	6,985	13,015	20,000	3,497	6,985	16,512	23,497	(1,987)	3/22/2011	1-40
Collington Commerce Center in Baltimore, MD	1	-	4,531	14,769	19,300	876	4,531	15,645	20,176	(5,681)	3/23/2011	1-40
Industrial Parkway Distribution Center in Atlanta, GA	1	-	2,117	10,333	12,450	543	2,117	10,876	12,993	(1,881)	4/28/2011	1-30
Vista Point in Coppell, TX	6	9,917	4,914	18,029	22,943	1,940	4,914	19,969	24,883	(4,251)	5/26/2011	1-40
Atlanta—Liberty DC in McDonough, GA	1	21,629	1,600	34,800	36,400	572	1,600	35,372	36,972	(3,341)	6/17/2011	1-40
Sugarland Interchange DC in Sugarland, TX	1	19,185	5,832	26,143	31,975	1,560	5,832	27,703	33,535	(5,565)	6/17/2011	1-40
York—Willow Springs in York, PA	1	26,055	4,356	39,069	43,425	1,086	4,356	40,155	44,511	(4,954)	6/17/2011	1-40
Hagerstown Industrial Lane DC in Hagerstown, MD	1	-	1,399	7,101	8,500	537	1,399	7,638	9,037	(1,922)	6/20/2011	1-30

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
Commerce Park in Houston, TX	13	21,811	10,662	23,335	33,997	4,899	10,662	28,234	38,896	(8,133)	6/29/2011	1-30
Sterling Distribution Center in Ontario, CA	1	-	7,945	16,683	24,628	-	7,945	16,683	24,628	(2,733)	8/8/2011	1-30
Ritner DC in Carlisle, PA	1	-	2,898	5,202	8,100	258	2,898	5,460	8,358	(2,065)	8/15/2011	1-20
International Drive Distribution Center in Mount Olive, NJ	1	-	4,016	5,584	9,600	2,959	4,016	8,543	12,559	(1,610)	8/24/2011	1-20
Keystone Industrial Portfolio in Bristol and West Chester, PA	13	-	10,585	25,765	36,350	1,498	10,585	27,263	37,848	(7,034)	9/29/2011	1-40
Champagne DC in Ontario, CA	1	9,080	8,253	9,384	17,637	1,489	8,253	10,873	19,126	(1,476)	11/21/2011	1-40
Exton Distribution Center in Exton, PA	1	-	1,666	5,759	7,425	190	1,666	5,949	7,615	(1,027)	11/22/2011	1-40
Chicago Industrial Portfolioin Chicago, IL	9	60,177	14,179	88,482	102,661	5,160	14,179	93,642	107,821	(15,203)	2011	1-40
Valwood West Industrial Center in Dallas, TX	3	15,492	2,815	22,960	25,775	1,535	2,815	24,495	27,310	(3,075)	12/15/2011	1-40
Southpoint & West Fork DC in Atlanta, GA	3	19,893	4,457	31,468	35,925	1,557	4,457	33,025	37,482	(5,606)	12/15/2011	1-40
Marina West in Sunrise, FL	2	24,615	11,500	31,300	42,800	2,255	11,500	33,555	45,055	(5,251)	12/15/2011	1-40
Crossroads DC in Hanover, MD	2	-	13,368	29,132	42,500	1,971	13,368	31,103	44,471	(3,698)	12/15/2011	1-40
South Florida Industrial Portfolio in Tamarac and Ft. Lauderdale, FL	5	-	6,217	12,683	18,900	1,711	6,217	14,394	20,611	(3,397)	1/13/2012	1-40
BWI Commerce Center in Hanover, MD	1	4,650	3,411	4,389	7,800	41	3,411	4,430	7,841	(675)	3/23/2012	1-30
IN Industrial Portfolio in Plainfield, IN	6	42,370	7,228	64,147	71,375	3,785	7,228	67,932	75,160	(8,982)	3/28/2012	1-40
PA Industrial Portfolio in Allentown, PA	5	39,980	15,185	50,690	65,875	2,879	15,185	53,569	68,754	(9,800)	3/28/2012	1-40
10th Street Business Park in Dallas, TX	2	9,147	2,157	13,443	15,600	299	2,157	13,742	15,899	(1,558)	4/23/2012	1-40
Hollins End Indutrial Park in Baltimore, MD	6	18,237	13,705	16,577	30,282	2,598	13,705	19,175	32,880	(3,370)	5/3/2012	1-40
Cactus Distribution Centers in Phoenix, AZ	2	76,616	18,916	112,746	131,662	211	18,916	112,957	131,873	(13,757)	5/10/2012	1-40
Gateway DC in Los Angeles, CA	1	9,180	11,277	12,975	24,252	494	11,277	13,469	24,746	(2,318)	5/16/2012	1-40

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
BWI Commerce Center II in Hanover, MD	1	6,925	5,289	6,361	11,650	48	5,289	6,409	11,698	(787)	5/16/2012	1-40
Foster Commerce Center in Portland, OR	2	10,325	3,023	14,305	17,328	1,955	3,023	16,260	19,283	(2,495)	6/1/2012	1-40
Weston Business Center in Weston, FL	1	-	2,365	1,085	3,450	-	2,365	1,085	3,450	(151)	6/11/2012	1-40
Houston Industrial Portfolio in Houston, TX	4	23,850	6,243	33,706	39,949	1,508	6,243	35,214	41,457	(4,560)	6/14/2012	1-40
Hartman Business Center in Atlanta, GA	2	-	4,026	24,650	28,676	387	4,026	25,037	29,063	(3,389)	6/28/2012	1-40
Memphis Industrial Portfolio in Memphis, TN	3	-	2,073	22,227	24,300	554	2,073	22,781	24,854	(4,495)	7/11/2012	1-30
Baltimore Industrial Center in Baltimore, MD	1	-	4,332	5,842	10,174	-	4,332	5,842	10,174	(1,230)	7/31/2012	1-20
Columbia Park Industrial Center in Baltimore, MD	1	-	993	4,807	5,800	66	993	4,873	5,866	(891)	7/31/2012	1-30
Brandon Woods Distribution Center II in Baltimore, MD	1	-	4,231	10,994	15,225	36	4,231	11,030	15,261	(2,811)	8/2/2012	1-30
Somerset Industrial Center in Somerset, NJ	1	9,515	5,534	8,823	14,357	374	5,534	9,197	14,731	(2,126)	8/2/2012	1-20
Agave Distribution Center in Phoenix, AZ	1	38,250	13,972	76,993	90,965	619	13,972	77,612	91,584	(6,614)	8/7/2012	1-40
Somerset Industrial Center II in Somerset, NJ	2	-	8,160	12,090	20,250	1,277	8,160	13,367	21,527	(3,288)	8/8/2012	1-20
Tamarac in Tamarac, FL	-	-	1,300	-	1,300	6,620	1,300	6,620	7,920	-	8/28/2012	N/A
Industrial Parkway Distribution Center in Los Angeles, CA	1	-	2,687	6,683	9,370	4	2,687	6,687	9,374	(1,050)	8/31/2012	1-40
Kent Valley Distribution Center II in Seattle, WA	1	-	6,475	11,275	17,750	1,318	6,475	12,593	19,068	(1,586)	9/5/2012	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	2	15,963	3,103	21,981	25,084	119	3,103	22,100	25,203	(2,692)	9/11/2012	1-40
Chantilly DC in Chantilly, VA	1	-	5,479	12,071	17,550	44	5,479	12,115	17,594	(1,832)	9/20/2012	1-30
Washington DC Corporate Center in Washington, D.C.	1	-	9,354	5,246	14,600	108	9,354	5,354	14,708	(1,549)	10/11/2012	1-20

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
Burleson Business Park in Austin, TX	3	14,172	3,983	22,136	26,119	1,193	3,983	23,329	27,312	(3,360)	10/19/2012	1-40
Raceway Crossings Industrial Center in Austin, TX	3	10,787	3,774	14,913	18,687	547	3,774	15,460	19,234	(1,516)	10/23/2012	1-40
Aurora DC III in Chicago, IL	1	-	3,648	12,602	16,250	-	3,648	12,602	16,250	(1,258)	10/31/2012	1-30
Pureland Industrial Portfolio in Bridgepoint, NJ	3	22,582	8,704	39,224	47,928	376	8,704	39,600	48,304	(7,989)	11/9/2012	1-20
Miami DC II in Miami, FL	1	-	2,346	4,704	7,050	16	2,346	4,720	7,066	(633)	11/13/2012	1-30
Kent Valley DC III in Seattle, WA	1	-	1,668	2,622	4,290	33	1,668	2,655	4,323	(348)	12/5/2012	1-20
Westfork & Southpoint in Atlanta, GA	3	24,065	5,065	34,885	39,950	770	5,065	35,655	40,720	(4,429)	12/5/2012	1-30
Chicago Distribution Portfolioin Chicago, IL	5	30,465	9,376	44,994	54,370	107	9,376	45,101	54,477	(6,634)	12/5/2012	1-40
Miramar Distribution Centerin Ft. Lauderdale, FL	1	18,080	9,474	27,026	36,500	172	9,474	27,198	36,672	(3,027)	12/5/2012	1-30
Southaven & Chickasaw in Memphis, TN	3	32,390	3,103	45,322	48,425	48	3,103	45,370	48,473	(6,522)	12/5/2012	1-40
Englewood Distribution Centerin Englewood, NJ	1	-	3,488	5,162	8,650	-	3,488	5,162	8,650	(953)	12/6/2012	1-20
Vista Point II in Austin, TX	1	7,158	2,709	10,791	13,500	22	2,709	10,813	13,522	(1,130)	12/12/2012	1-40
Freeport Crossing in Dallas, TX	7	42,563	11,860	63,890	75,750	3,614	11,860	67,504	79,364	(8,645)	12/12/2012	1-40
Houston Distribution Portfolio in Houston, TX	5	15,353	5,550	22,575	28,125	584	5,550	23,159	28,709	(4,452)	12/12/2012	1-20
Sorenson Industrial Center in Santa Fe Springs, CA	1	-	10,412	18,275	28,687	3,197	10,412	21,472	31,884	(974)	12/14/2012	1-40
Steamboat Distribution Center in York, PA	1	-	2,116	10,359	12,475	164	2,116	10,523	12,639	(839)	12/21/2012	1-30
Westport Distribution Center in Salt Lake City, UT	2	-	8,912	38,588	47,500	98	8,912	38,686	47,598	(4,613)	12/24/2012	1-40
Clifton Distribution Center in Clifton, NJ	1	-	10,394	15,706	26,100	94	10,394	15,800	26,194	(1,280)	2/6/2013	1-40

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
Hayward DC in Hayward, CA	1	-	4,206	5,394	9,600	89	4,206	5,483	9,689	(651)	2/14/2013	1-30
Valley View Business Center Dallas, TX	2	-	1,855	10,315	12,170	175	1,855	10,490	12,345	(1,031)	3/25/2013	1-40
York DC II in York, PA	1	-	6,697	25,374	32,071	-	6,697	25,374	32,071	(1,640)	3/27/2013	1-40
Andover Distribution Center in Tukwila, WA	2	7,667	5,835	6,173	12,008	357	5,835	6,530	12,365	(852)	3/29/2013	1-20
Marina West DC II in Sunrise, FL	3	-	10,874	28,526	39,400	51	10,874	28,577	39,451	(4,126)	4/2/2013	1-30
Beltway Crossing DC in Missouri City, TX	4	-	6,760	31,229	37,989	334	6,760	31,563	38,323	(2,406)	4/9/2013	1-40
Gwinnett DC in Atlanta, GA	2	-	2,449	9,427	11,876	97	2,449	9,524	11,973	(1,246)	4/24/2013	1-20
Bluegrass Distribution Center I & II in Atlanta, GA	4	12,791	4,691	22,154	26,845	380	4,691	22,534	27,225	(2,593)	4/24/2013	1-30
Northpointe Distribution Center in Dulles, VA	2	-	2,382	7,193	9,575	676	2,382	7,869	10,251	(1,054)	4/30/2013	1-20
Fremont Distribution Center II in San Francisco, CA	1	-	5,802	7,698	13,500	80	5,802	7,778	13,580	(1,179)	5/6/2013	1-20
Broadway 101 Commerce Center in Mesa, AZ	11	-	17,190	59,812	77,002	1,173	17,190	60,985	78,175	(6,951)	5/15/2013	1-40
Lakeview Industrial Park in Dania Beach, FL	7	-	6,846	10,570	17,416	87	6,846	10,657	17,503	(1,579)	5/15/2013	1-20
South San Francisco DC II in San Francisco, CA	1	-	5,135	4,815	9,950	1,123	5,135	5,938	11,073	(668)	5/23/2013	1-20
Iron Run Distribution Center in Allentown, PA	1	-	1,628	6,372	8,000	15	1,628	6,387	8,015	(744)	6/6/2013	1-20
Buckeye Distribution Center in Phoenix, AZ	2	27,542	7,096	37,181	44,277	334	7,096	37,515	44,611	(3,630)	6/7/2013	1-40
Valley Crossings Distribution Center in Allentown, PA	1	-	4,207	12,343	16,550	443	4,207	12,786	16,993	(1,157)	6/13/2013	1-30
Artesia Distribution Center in Compton, CA	1	-	7,089	7,711	14,800	12	7,089	7,723	14,812	(1,028)	6/26/2013	1-20
Carlisle Distribution Center in Carlisle, PA	2	18,356	8,307	32,393	40,700	552	8,307	32,945	41,252	(2,841)	6/26/2013	1-30
Miami DC III in Miami, FL	-	-	3,250	-	3,250	1,560	3,250	1,560	4,810	-	6/27/2013	N/A

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
Greenwood Distribution Center in Greenwood, IN	1	-	1,875	13,850	15,725	396	1,875	14,246	16,121	(1,264)	6/28/2013	1-30
Nashville Portfolio in Nashville, TN	3	-	4,689	44,361	49,050	(385)	4,689	43,976	48,665	(3,858)	6/28/2013	1-40
Lehigh Valley Distribution Center II in Allentown, PA	1	2,862	1,615	5,336	6,951	255	1,615	5,591	7,206	(490)	8/1/2013	1-20
York DC III in York, PA	1	-	5,056	17,410	22,466	-	5,056	17,410	22,466	(1,146)	8/1/2013	1-40
Fairburn Distribution Center in Atlanta, GA	1	3,300	1,899	14,070	15,969	8	1,899	14,078	15,977	(866)	8/1/2013	1-30
Miami DC IV in Miami, FL	-	-	1,985	-	1,985	1,671	1,985	1,671	3,656	-	8/1/2013	N/A
Randall Crossing Distribution Center in Elgin, IL	1	-	802	6,748	7,550	-	802	6,748	7,550	(442)	8/2/2013	1-40
Waterfront Distribution Centerin Jersey City, NJ	1	-	6,621	6,879	13,500	-	6,621	6,879	13,500	(1,319)	8/7/2013	1-20
Beckwith Farms Distribution Center I in Mt. Juliet, TN	1	-	2,985	29,669	32,654	26	2,985	29,695	32,680	(1,120)	8/15/2013	1-40
Fairfield Portfolio in Fairfield and Pinebrook, NJ	7	-	28,407	51,866	80,273	3,093	28,407	54,959	83,366	(3,863)	8/27/2013	1-20
Kent Valley DC IV in Kent, WA	1	-	3,524	6,626	10,150	427	3,524	7,053	10,577	(613)	8/28/2013	1-30
South Bay Distribution Center in Torrance, CA	1	-	16,574	17,034	33,608	1,310	16,574	18,344	34,918	(168)	8/29/2013	1-40
Beckwith Farms DC II & III in Mt. Juliet, TN	2	-	2,907	20,437	23,344	1,223	2,907	21,660	24,567	(2,456)	8/30/2013	1-40
Landover DC in Landover, MD	1	-	12,758	19,772	32,530	205	12,758	19,977	32,735	(2,009)	9/11/2013	1-20
Denver Distribution Center in Aurora, CO	1	30,368	4,355	41,539	45,894	-	4,355	41,539	45,894	(1,756)	9/13/2013	1-40
Centerpointe Industrial Center in Moreno Valley, CA	4	75,196	38,913	84,906	123,819	31,082	38,913	115,988	154,901	(5,399)	2013	1-40
Bedford Park Industrial Center in Bedford Park, IL	3	36,700	15,518	47,182	62,700	6,088	15,518	53,270	68,788	(3,499)	9/17/2013	1-40

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
South San Francisco DC in Brisbane, CA	1	3,000	5,454	4,246	9,700	1,089	5,454	5,335	10,789	(57)	9/17/2013	1-20
Redlands Industrial Center in Redlands, CA	3	7,773	9,017	13,083	22,100	121	9,017	13,204	22,221	(1,075)	9/17/2013	1-40
Franklin Square Industrial Center in Rossville, MD	1	-	6,504	12,396	18,900	8,627	6,504	21,023	27,527	(1,115)	9/17/2013	1-30
Orange County Distribution Center in Placentia, CA	1	8,500	11,136	8,764	19,900	1,399	11,136	10,163	21,299	(397)	9/17/2013	1-40
Miami Distribution Center in Medley, FL	1	-	4,600	10,900	15,500	756	4,600	11,656	16,256	(435)	9/17/2013	1-40
Hofer Ranch Industrial Center in Ontario, CA	2	32,500	23,439	43,111	66,550	475	23,439	43,586	67,025	(2,112)	9/17/2013	1-40
Portland Distribution Center in Portland, OR	6	-	8,356	38,744	47,100	704	8,356	39,448	47,804	(3,166)	9/17/2013	1-30
Concours Distribution Center in Ontario, CA	1	2,500	3,618	4,182	7,800	118	3,618	4,300	7,918	(255)	9/17/2013	1-30
Palo Verde Distribution Center in Phoenix, AZ	1	4,500	2,560	14,140	16,700	1,061	2,560	15,201	17,761	(961)	9/17/2013	1-30

						Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of			Accumulated Depreciation and Amortization (4)
			Initial Cost to Company (3)				December 31, 2014 (1)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)		Date of Construction/ Acquisition	Depreciable Life (Years)
Consolidated Industrial Properties (continued):
Sumner Distribution Center in Sumner, WA	1	14,000	10,252	20,648	30,900	6,661	10,252	27,309	37,561	(262)	9/17/2013	1-40
Ontario Mills Distribution Center in Ontario, CA	1	18,000	16,883	20,947	37,830	4,444	16,883	25,391	42,274	(161)	9/17/2013	1-40
Auburn Distribution Center in Auburn, WA	1	6,287	7,234	17,516	24,750	1,116	7,234	18,632	25,866	(1,088)	10/1/2013	1-30
I-95 Distribution Center in Baltimore, MD	1		10,644	24,896	35,540	-	10,644	24,896	35,540	(576)	10/1/2013, 8/1/2014	1-40
Capital Beltway Commerce Center in Suitland, MD	1	-	4,338	3,062	7,400	340	4,338	3,402	7,740	(670)	10/23/2013	1-20
Northpoint Commerce Center in Dallas, TX	1	-	2,900	9,391	12,291	2,312	2,900	11,703	14,603	(284)	12/12/2013	1-40
Imperial Distribution Center in Houston, TX	1	-	5,149	14,779	19,928	1,671	5,149	16,450	21,599	-	1/24/2014	1-40
Wesport Distribution Center in Salt Lake City, UT	1	-	4,818	16,453	21,271	1,374	4,818	17,827	22,645	-	4/3/2014	1-40
Chino Distribution Center in Chino, CA	1	-	13,621	18,462	32,083	1,438	13,621	19,900	33,521	(3)	4/24/2014	1-40
Beltway Crossing Distribution Center 5 & 6 in Missouri City, TX	2	-	3,665	9,147	12,812	1,223	3,665	10,370	14,035	(88)	5/2/2014	1-40
Cajon Distribution Center in San Bernardino, CA	1	-	16,900	38,576	55,476	1,120	16,900	39,696	56,596	-	7/1/2014	1-40
Lehigh Valley Distribution Center I & II in Allentown, PA	-		4,907	-	4,907	438	4,907	438	5,345	-		N/A

Total	283	$1,220,625	$909,488	$2,754,067	$3,663,555	$165,863	$909,488	$2,919,930	$3,829,418	$(347,444)

(1)	As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in property was $3.8 billion (unaudited).

(2)	Includes gross intangible lease assets of $380.5 million and gross intangible lease liabilities of $37.2 million.

(3)	For properties developed by IIT, included in Initial Cost to Company are development costs capitalized prior to substantial completion of the properties.

(4)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2014	2013
Investment in real estate properties:
Balance at beginning of period	$3,674,871	$2,199,722
Acquisition of properties	145,770	1,427,812
Improvements, including development properties	124,485	47,337
Disposition of properties	(115,708)	-

Balance at end of period	$3,829,418	$3,674,871

Accumulated depreciation:
Balance at beginning of period	$(212,922)	$(91,302)
Additions charged to costs and expenses	(150,500)	(121,620)
Disposition of properties charged to costs and expenses	15,978	-

Balance at end of period	$(347,444)	$(212,922)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2015.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	February 27, 2015

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	February 27, 2015

/S/ CHARLES B. DUKE Charles B. Duke	Director	February 27, 2015

/S/ STANLEY A. MOORE Stanley A. Moore	Director	February 27, 2015

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015