Form 10-Q
period 2015-03-31
Industrial Income Trust Inc.
filed 2015-05-13
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, there were 213.6 million shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Net investment in real estate properties	$3,502,953	$3,519,151
Investment in unconsolidated joint ventures	8,027	8,208
Cash and cash equivalents	3,663	8,053
Restricted cash	5,678	5,941
Straight-line and tenant receivables, net	49,524	46,037
Notes receivable	3,612	3,612
Deferred financing costs, net	8,343	9,094
Other assets	25,821	27,554

Total assets	$3,607,621	$3,627,650

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$26,597	$26,873
Debt	1,998,567	1,978,625
Distributions payable	33,301	33,072
Other liabilities	74,885	80,134

Total liabilities	2,133,350	2,118,704

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 212,058 and 211,573 shares issued and outstanding, respectively	2,121	2,116
Additional paid-in capital	1,924,487	1,920,711
Accumulated deficit	(444,193)	(409,402)
Accumulated other comprehensive loss	(8,145)	(4,480)

Total stockholders’ equity	1,474,270	1,508,945
Noncontrolling interests	1	1

Total equity	1,474,271	1,508,946

Total liabilities and equity	$3,607,621	$3,627,650

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenues:
Rental revenues	$82,722	$81,537

Total revenues	82,722	81,537

Operating expenses:
Rental expenses	23,650	23,245
Real estate-related depreciation and amortization	32,546	37,616
General and administrative expenses	2,074	1,798
Asset management fees, related party	7,565	7,322
Acquisition expenses, related party	—	199
Acquisition and strategic transaction expenses	510	354

Total operating expenses	66,345	70,534

Operating income	16,377	11,003

Other expenses:
Equity in loss of unconsolidated joint ventures	337	21
Interest expense and other	17,530	15,797

Total other expenses	17,867	15,818

Net loss	(1,490)	(4,815)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(1,490)	$(4,815)

Weighted-average shares outstanding	213,130	208,135

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net loss attributable to common stockholders	$(1,490)	$(4,815)
Unrealized loss on derivative instruments	(3,665)	(1,533)

Comprehensive loss attributable to common stockholders	$(5,155)	$(6,348)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2014	211,573	$2,116	$1,920,711	$(409,402)	$(4,480)	$1	$1,508,946
Net loss	—	—	—	(1,490)	—	—	(1,490)
Unrealized loss on derivative instruments	—	—	—	—	(3,665)	—	(3,665)
Issuance of common stock	1,676	17	16,297	—	—	—	16,314
Share-based compensation	—	—	199	—	—	—	199
Offering costs	—	—	(241)	—	—	—	(241)
Redemptions of common stock	(1,191)	(12)	(12,479)	—	—	—	(12,491)
Distributions to stockholders	—	—	—	(33,301)	—	—	(33,301)

Balance as of March 31, 2015	212,058	$2,121	$1,924,487	$(444,193)	$(8,145)	$1	$1,474,271

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Operating activities:
Net loss	$(1,490)	$(4,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	32,546	37,616
Equity in loss of unconsolidated joint ventures	337	21
Straight-line rent and amortization of above- and below-market leases	(2,896)	(3,604)
Other	681	465
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	1,543	(698)
Accounts payable, accrued expenses and other liabilities	(3,555)	(8,975)

Net cash provided by operating activities	27,166	20,010

Investing activities:
Real estate acquisitions	—	(14,498)
Acquisition deposits	—	(8,743)
Capital expenditures and development activities	(22,350)	(21,048)
Investment in unconsolidated joint ventures	(156)	—
Other	—	(23)

Net cash used in investing activities	(22,506)	(44,312)

Financing activities:
Repayments of mortgage notes	(14,640)	(1,547)
Proceeds from lines of credit	45,000	40,000
Repayments of lines of credit	(10,000)	—
Distributions paid to common stockholders	(16,758)	(16,199)
Redemptions of common stock	(12,512)	—
Other	(140)	(525)

Net cash (used in) provided by financing activities	(9,050)	21,729

Net decrease in cash and cash equivalents	(4,390)	(2,573)
Cash and cash equivalents, at beginning of period	8,053	18,358

Cash and cash equivalents, at end of period	$3,663	$15,785

Supplemental disclosure of noncash investing and financing activities:
Distributions payable	$33,301	$32,515
Distributions reinvested in common stock	16,314	16,102
Accrued capital expenditures	3,952	3,505
Redemptions payable	84	4,156

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Reclassifications

Certain items in the Company’s condensed consolidated statement of cash flows for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities.

Recent Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

2.	INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2015 and December 31, 2014, the Company’s consolidated investment in real estate properties consisted of 284 and 283 industrial buildings, respectively, totaling approximately 57.8 million and 57.6 million square feet, respectively.

(in thousands)	March 31, 2015	December 31, 2014
Land	$909,513	$909,488
Building and improvements	2,551,495	2,509,459
Intangible lease assets	383,625	380,513
Under construction and other (1)	39,733	67,135

Investment in real estate properties	3,884,366	3,866,595
Less accumulated depreciation and amortization	(381,413)	(347,444)

Net investment in real estate properties	$3,502,953	$3,519,151

(1)	As of March 31, 2015, the Company had six buildings under construction totaling approximately 0.8 million square feet, and one building in the pre-construction phase with an additional 0.2 million square feet. As of December 31, 2014, the Company had six buildings under construction totaling approximately 0.6 million square feet, and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$343,263	$(177,634)	$165,629	$340,151	$(164,875)	$175,276
Above-market lease assets	40,362	(23,131)	17,231	40,362	(21,639)	18,723
Below-market lease liabilities	(37,177)	12,573	(24,604)	(37,177)	11,312	(25,865)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,127	$5,025
Above-market lease amortization	(1,492)	(2,946)
Below-market lease amortization	1,261	1,525
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$19,718	$18,131
Intangible lease asset amortization	12,828	19,485

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The following table summarizes the Company’s unconsolidated joint ventures:

	As of March 31, 2015			Investment in Unconsolidated Joint Ventures as of
($ and square feet in thousands)	Percent Ownership	Number of Buildings	Square Feet of Buildings	March 31, 2015	December 31, 2014
Park 355 DC II	75%	1	181	$3,845	$3,954
Valley Parkway	50%	1	529	4,182	4,254

Total		2	710	$8,027	$8,208

4.	DEBT

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

	Weighted-Average Stated Interest Rate as of			Balance as of
($ in thousands)	March 31, 2015	December 31, 2014	Maturity Date	March 31, 2015	December 31, 2014
Secured line of credit (1)	2.33%	2.32%	January 2017	$75,000	$85,000
Unsecured line of credit (2)	2.18%	2.16%	August 2015	303,000	258,000
Unsecured term loans (3)	3.34%	2.35%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (4)	—	2.17%	May 2015	—	9,080
Fixed-rate mortgage notes (5)	4.24%	4.25%	September 2015 - November 2024	1,120,567	1,126,545

Total / Weighted-Average	3.63%	3.40%		$1,998,567	$1,978,625

Gross book value of properties encumbered by debt				$1,453,481	$2,416,413

(1)	The interest rate is calculated based on one-month London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.80% to 2.65%. As of March 31, 2015, the unused and available portion was $65.0 million.
(2)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. As of March 31, 2015, the unused portion was $197.0 million, of which $13.5 million was available.
(3)	The interest rates are calculated based on a fixed LIBOR portion through the use of interest rate swaps, plus a margin ranging from 1.50% to 2.45%. The interest rate swaps on the $300.0 million and $200.0 million unsecured term loans had effective dates of January 20, 2015 and January 14, 2014, respectively.
(4)	The interest rate was calculated based on one-month LIBOR, plus 2.00%. This mortgage note was paid off in March 2015.
(5)	Interest rates range from 3.30% to 6.24%.

As of March 31, 2015, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2015 (1)	$303,000	$—	$38,889	$341,889
2016	—	—	20,602	20,602
2017 (1)	75,000	—	62,757	137,757
2018	—	200,000	167,684	367,684
2019	—	300,000	71,475	371,475
Thereafter	—	—	755,076	755,076

Total principal payments	378,000	500,000	1,116,483	1,994,483
Unamortized premium on assumed debt	—	—	4,084	4,084

Total	$378,000	$500,000	$1,120,567	$1,998,567

(1)	The lines of credit may be extended pursuant to two one-year extension options, subject to certain conditions. The Company anticipates meeting the conditions to extend the unsecured line of credit in August 2015, although there can be no assurance that it will be extended.

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2015.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2015, the Company had seven outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2015 and 2014, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaps	$507,560	Other liabilities	$8,145	$4,480

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(5,065)	$(1,830)
Loss reclassified from AOCI into income (effective portion)	1,400	297

Net other comprehensive loss	$(3,665)	$(1,533)

5.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2015
Liabilities
Derivative instruments	$—	$8,145	$—	$8,145

Total liabilities measured at fair value	$—	$8,145	$—	$8,145

December 31, 2014
Liabilities
Derivative instruments	$—	$4,480	$—	$4,480

Total liabilities measured at fair value	$—	$4,480	$—	$4,480

As of March 31, 2015 and December 31, 2014, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,621	$3,612	$3,617

Liabilities
Lines of credit	378,000	378,000	343,000	343,000
Unsecured term loans	500,000	500,000	500,000	500,000
Mortgage notes	1,120,567	1,182,430	1,135,625	1,179,582
Derivative instruments	8,145	8,145	4,480	4,480

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

The fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

6.	STOCKHOLDERS’ EQUITY

Public Offering

The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may terminate at any time, in its sole discretion. The Company has registered $600.0 million in shares under the Company’s distribution reinvestment plan and is currently offering the shares at a price of $10.49 per share. As of March 31, 2015, $534.9 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2015
March 31	April 15, 2015	0.15625	$17,061	$16,240	$33,301

Total			$17,061	$16,240	$33,301

2014
December 31	January 7, 2015	$0.15625	$16,758	$16,314	$33,072
September 30	October 15, 2014	0.15625	16,621	16,275	32,896
June 30	July 15, 2014	0.15625	16,426	16,294	32,720
March 31	April 15, 2014	0.15625	16,316	16,199	32,515

Total			$66,121	$65,082	$131,203

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Number of eligible shares redeemed	1,191	414
Aggregate amount of shares redeemed	$12,491	$4,156
Average redemption price per share	$10.49	$10.05

7.	SHARE-BASED COMPENSATION

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its amended and restated equity incentive plan and its private placement equity incentive plan for the three months ended March 31, 2015, is below:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at January 1, 2015	68	$10.40
Granted	25	$11.04
Vested	(6)	$11.04
Forfeited	—	$—

Nonvested shares at March 31, 2015	87	$10.96

The following table summarizes other share-based compensation data:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Share-based compensation expense	$199	$32
Total fair value of restricted stock vested	$69	$—
Weighted-average grant date fair value of restricted stock granted, per share	$11.04	$10.40

The weighted-average grant date fair value in the tables above is deemed to be: (i) the estimated net asset value (“NAV”) per share of $11.04 as of December 31, 2014, which was determined by the Company’s board of directors in January 2015, with respect to shares granted during the three months ended March 31, 2015, and (ii) the Company’s primary offering price in the follow-on offering of $10.40 per share as of the grant date with respect to shares granted prior to the three months ended March 31, 2015. Nonvested shares granted to employees of the Advisor were remeasured to estimated fair value as of March 31, 2015 based on the NAV per share of $11.04.

As of March 31, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.5 million and is expected to be fully recognized over a weighted-average period of 0.9 years.

8.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a seventh amended and restated advisory agreement (the “Advisory Agreement”), dated February 21, 2015, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. Dividend Capital Securities LLC (the “Dealer Manager”), also a related party, provides dealer manager services. The Advisor and Dealer Manager have received compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements incurred for the three months ended March 31, 2015 and 2014:

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the

Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) a fee of 2.0% of the total consideration paid in connection with a disposition. The term “disposition” includes (a) a sale of one or more assets, (b) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership, or (c) a sale, merger, or other transaction in which the Company’s stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company. The phrase “total consideration paid in connection with a disposition” includes without limitation, any debt or other liabilities assumed or taken subject to by a buyer. Without limiting the generality of the foregoing, in any transaction involving the acquisition of the equity of the Company, the Operating Partnership or other selling entity, the total consideration paid in connection with a disposition will be deemed to include (whether or not expressed in the net per share price), the value assigned by the applicable buyer to all assets (or the value of such assets implied by such buyer’s offer) before subtracting liabilities to derive the net per share purchase price.

Organization and Offering Expenses. The Company reimburses the Advisor for cumulative organization expenses and for cumulative expenses of its offerings up to 1.75% of the gross offering proceeds from its offerings. Organization costs are expensed and offering costs are reflected as a reduction in additional paid in capital. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent the total of such cumulative expenses exceeds the 1.75% organization and offering expense reimbursements from the Company’s offerings, without recourse against or reimbursement by the Company.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended March 31,		Payable as of
			March 31,	December 31,
(in thousands)	2015	2014	2015	2014
Expensed:
Acquisition fees	$—	$199	$—	$—
Asset management fees	7,565	7,322	32	23
Other expense reimbursements	153	158	30	34

Total	$7,718	$7,679	$62	$57

Capitalized:
Development acquisition fees (1)	$880	$130	$18	$—

Additional Paid-In Capital:
Offering expenses	$241	$282	$197	$84

(1)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress on the Company’s condensed consolidated balance sheets.

9.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2015.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Unexpected delays or increased costs associated with our development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Income Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan, which we may terminate at any time, in our sole discretion. As of March 31, 2015, we had raised aggregate gross proceeds of approximately $2.2 billion from the sale of 216.8 million shares of our common stock in our public offerings, including approximately $160.7 million from the sale of 16.3 million shares of our common stock through our distribution reinvestment plan.

As of March 31, 2015, our consolidated real estate portfolio included 284 industrial buildings totaling approximately 57.8 million square feet located in 19 markets throughout the U.S. with 550 customers having a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 284 industrial buildings we owned and managed as of March 31, 2015:

•	280 industrial buildings totaling approximately 56.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 92% occupied (93% leased). The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	4 industrial buildings totaling approximately 1.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of March 31, 2015, the Company had six buildings under construction, totaling approximately 0.8 million square feet, and one building in the pre-construction phase with an additional 0.2 million square feet.

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

Our board of directors has engaged third party advisors to assist us with the exploration of potential strategic alternatives, including but not limited to a possible sale, merger or listing of our common stock on a national securities exchange in connection with effecting a liquidity event. We and our board of directors continue to work with third party advisors in actively exploring various potential strategic alternatives. If we determine to pursue a strategic alternative, it may result in our stockholders receiving more consideration for their shares than they would otherwise receive if they were to have their shares redeemed pursuant to our share redemption program. However, there can be no assurance that we will determine to pursue any strategic alternatives or liquidity event or that consideration received would in fact exceed that amount a shareholder would receive if they were to have their shares redeemed pursuant to our share redemption program.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past five years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) fundamental trends in both population and employment growth; and (v) strong positive net absorption in our target markets (the net change in total occupied industrial space). While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 6% compounded annual growth rate over the past six years. This resurgence in export / import levels has generated increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and combined with relatively low levels of new supply provides prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing. As of March 31, 2015, our consolidated fixed interest rate debt consisted of mortgage notes and our unsecured term loans and represented 81.1% of our total consolidated debt.

RESULTS OF OPERATIONS

Summary of 2015 Activities

During the three months ended March 31, 2015, we completed the following activities:

•	As of March 31, 2015, we had 284 consolidated buildings aggregating 57.8 million rentable square feet as compared to 297 consolidated buildings aggregating 57.6 million rentable square feet as of March 31, 2014.

•	During the three months ended March 31, 2015, we leased approximately 2.5 million square feet, which included 0.4 million square feet of new leases and expansions and 2.1 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	During the three months ended March 31, 2015, we completed construction of one building located in the Baltimore/D.C. market with 0.2 million rentable square feet.

•	As of March 31, 2015, our operating portfolio was 92% occupied and 93% leased, as compared to 94% occupied and 94% leased as of March 31, 2014.

•	As of March 31, 2015, we had six buildings (four located in the South Florida market and two located in the Pennsylvania market) under construction totaling approximately 0.8 million square feet, and one building (located in the Pennsylvania market) in the pre-construction phase with an additional 0.2 million square feet.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Portfolio data:
Consolidated buildings	284	283	297
Unconsolidated buildings	2	2	2

Total buildings	286	285	299

Rentable square feet of consolidated buildings	57,832	57,640	57,558
Rentable square feet of unconsolidated buildings	710	710	710

Total rentable square feet	58,542	58,350	58,268

Total number of customers (1)	550	551	548
Percent occupied of operating portfolio (1)(2)	92%	91%	94%
Percent occupied of total portfolio (1)(2)	90%	88%	92%
Percent leased of operating portfolio (1)(2)	93%	93%	94%
Percent leased of total portfolio (1)(2)	91%	90%	92%

(1)	Represents our consolidated portfolio.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 265 buildings owned as of January 1, 2014, which represented 92% of total rentable square feet or 94% of total revenues as of March 31, 2015.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	Change
Rental revenues:
Same store operating properties	$78,082	$77,272	$810
Other properties	4,640	4,265	375

Total revenues	82,722	81,537	1,185

Rental expenses:
Same store operating properties	21,913	21,933	(20)
Other properties	1,737	1,312	425

Total rental expenses	23,650	23,245	405

Net operating income:
Same store operating properties	56,169	55,339	830
Other properties	2,903	2,953	(50)

Total net operating income	59,072	58,292	780

Other:
Real estate-related depreciation and amortization	(32,546)	(37,616)	5,070
General and administrative expenses	(2,074)	(1,798)	(276)
Asset management fees, related party	(7,565)	(7,322)	(243)
Acquisition expenses, related party	—	(199)	199
Acquisition and strategic transaction expenses	(510)	(354)	(156)
Equity in loss of unconsolidated joint ventures	(337)	(21)	(316)
Interest expense and other	(17,530)	(15,797)	(1,733)

Total other	(60,562)	(63,107)	2,545

Net loss	(1,490)	(4,815)	3,325
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(1,490)	$(4,815)	$3,325

Weighted-average shares outstanding	213,130	208,135	4,995

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$0.01

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by 1.5% for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in same store revenues. Total rental revenues for the three months ended March 31, 2014 includes the results of 20 buildings we sold in April 2014. Excluding these buildings, total rental revenues for the three months ended March 31, 2015 increased $4.3 million, or 5.5%, as compared to the same period in 2014. Same store rental revenues for the three months ended March 31, 2015 increased by $0.8 million, or 1.0%, as compared to the same period in 2014, primarily due to 2.6 million square feet in new customer leasing. This increase was partially offset by three key vacancies/early terminations totaling 1.4 million square feet.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased by 1.7% for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a $1.1 million increase in non-

same store expenses associated with newly acquired or developed properties. This increase was partially offset by a $0.6 million decrease in non-same store expenses related to the sale of 20 buildings in April 2014. Same store rental expenses for the three months ended March 31, 2015 remained relatively consistent as compared to the same period in 2014, primarily due to lower snow removal costs offset by an increase in real estate taxes.

Other Income and Expenses. Other expenses decreased for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to:

•	a decrease in real estate-related depreciation and amortization expense resulting from our disposition of 20 industrial buildings in April 2014; partially offset by:

•	an increase in interest expense that was primarily due to an increase in average net borrowings under our lines of credit of $81.0 million for the three months ended March 31, 2015 as compared to the same period in 2014. In addition, our total weighted-average interest rate increased from 3.35% at March 31, 2014 to 3.63% at March 31, 2015, primarily as a result of the interest rate swap agreements which became effective in January 2015 on our $300.0 million unsecured term loan.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2015, NOI was $59.1 million as compared to $58.3 million for the three months ended March 31, 2014. Same store NOI for the three months ended March 31, 2015 increased by $0.8 million, or 1.5%, as compared to the same period in 2014. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three months ended March 31, 2015 and 2014.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes acquisition costs (including acquisition fees paid to the Advisor), strategic transaction costs and loss from the early extinguishment of debt, each of which are characterized as expenses in determining net loss under GAAP. We believe it is appropriate to adjust our Company-defined FFO for these items as they are driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. Acquisition and strategic transaction costs are paid in cash out of operational cash flow, additional debt, net proceeds from the sale of properties, or ancillary cash flows, and, as a result, such costs negatively impact our operating performance and cash flows from operating activities during the period they are incurred. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired or strategic transactions costs are being incurred, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

Management does not include historical acquisition costs and strategic transaction costs in its evaluation of future operating performance, as such costs are driven by transactional activity. In addition, management does not include loss from the early extinguishment of debt as such costs are driven by the financial markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (May 19, 2009) to March 31, 2015
(in thousands, except per share data)	2015	2014
Net loss	$(1,490)	$(4,815)	$(77,703)

Net loss per common share	$(0.01)	$(0.02)	$(0.70)

Reconciliation of net loss to FFO:
Net loss	$(1,490)	$(4,815)	$(77,703)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	32,546	37,616	380,216
Real estate-related depreciation and amortization of unconsolidated joint ventures	100	9	13,074
Gain on acquisition of joint venture	—	—	(26,481)
Gain on disposition of real estate properties	—	—	(24,471)

FFO	$31,156	$32,810	$264,635

FFO per common share	$0.15	$0.16	$2.37

Reconciliation of FFO to Company-defined FFO:
FFO	$31,156	$32,810	$264,635
Add (deduct) Company-defined adjustments:
Acquisition and strategic transaction costs	510	553	76,262
Acquisition costs of unconsolidated joint ventures	—	—	3,133
Loss on early extinguishment of debt	—	—	837

Company-defined FFO	$31,666	$33,363	$344,867

Company-defined FFO per common share	$0.15	$0.16	$3.09

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$31,666	$33,363	$344,867
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,896)	(3,604)	(36,277)
Straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	—	—	(2,123)
Strategic transaction costs	(458)	—	(2,072)

MFFO	$28,312	$29,759	$304,395

MFFO per common share	$0.13	$0.14	$2.72

Weighted-average shares outstanding	213,130	208,135	111,761

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Total cash provided by (used in):
Operating activities	$27,166	$20,010
Investing activities	(22,506)	(44,312)
Financing activities	(9,050)	21,729

Net decrease in cash	$(4,390)	$(2,573)

Cash provided by operating activities during the three months ended March 31, 2015 increased by $7.2 million as compared to the same period in 2014, primarily driven by the growth of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties, partially offset by an increase in net working capital accounts.

Cash used in investing activities during the three months ended March 31, 2015 decreased by $21.8 million as compared to the same period in 2014, primarily due to a reduction in our acquisition activity during the three months ended March 31, 2015 as compared to the same period in 2014, partially offset by an increase in capital expenditures, including development activity, tenant improvements and leasing commissions, and property and maintenance investments.

Cash used in financing activities during the three months ended March 31, 2015 increased by $30.8 million as compared to the same period in 2014, primarily as a result of an increase in repayments of mortgage notes and lines of credit and an increase in redemptions of common stock.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of March 31, 2015, we had approximately $303.0 million outstanding under our unsecured line of credit. The unused portion was approximately $197.0 million, of which approximately $13.5 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. This line of credit matures in August 2015, and may be extended pursuant to two one-year extension options, subject to certain conditions. As of March 31, 2015, we had $75.0 million outstanding under our secured line of credit, of which the unused and available portion was $65.0 million. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. Refer to “Note 4” to the condensed consolidated financial statements for additional information regarding our lines of credit.

Unsecured Term Loans. As of March 31, 2015, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 3.34%, which includes the effect of the interest rate swap agreements relating to both our $200.0 million and $300.0 million unsecured term loans. Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. Refer to “Note 4” to the condensed consolidated financial statements for additional information regarding our unsecured term loans.

Mortgage Note Financings. As of March 31, 2015, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.24%, which includes the effect of an interest rate swap agreement. Refer to “Note 4” to the condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of March 31, 2015.

Distributions. We intend to continue to make distributions on a quarterly basis. For the three months ended March 31, 2015, 51% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from sales of assets, financing proceeds and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the second quarter of 2015.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Issuance of DRIP Shares (2)		Total Distributions
2015
March 31	$17,061	51%	$16,240	49%	$33,301

Total	$17,061	51%	$16,240	49%	$33,301

2014
December 31	$16,758	51%	$16,314	49%	$33,072
September 30	16,621	51	16,275	49	32,896
June 30	16,426	50	16,294	50	32,720
March 31	16,316	50	16,199	50	32,515

Total	$66,121	50%	$65,082	50%	$131,203

(1)	Reflects use of the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan. Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the three months ended March 31, 2015 and 2014, we received eligible redemption requests related to approximately 1.2 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $12.5 million, or an average price of $10.49 per share, and $4.2 million, or an average price of $10.05 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is subject to certain caps not to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interests of our stockholders.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2014, was disclosed in our 2014 Form 10-K. Except as otherwise disclosed in “Note 4” of our condensed consolidated financial statements relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside of the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on its consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. As of March 31, 2015, our critical accounting estimates have not changed from those described in our 2014 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of March 31, 2015, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of March 31, 2015, our consolidated fixed interest rate debt consisted of mortgage notes and our unsecured term loans and represented 81.1% of our total consolidated debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2015, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.7 billion and $1.6 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2015. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2015, our consolidated variable interest rate debt consisted of borrowings under our lines of credit and represented 18.9% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $378.0 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2015, would change our annual interest expense by approximately $0.4 million.

Derivative Instruments. As of March 31, 2015, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $507.6 million. See “Note 4” to the condensed consolidated financial statements for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Shares

During the quarter ended March 31, 2015, we issued 2,375 unregistered shares of our common stock under our private placement equity incentive plan, which was adopted by our board of directors on March 17, 2014. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commissions or other remuneration was paid and we did not receive any cash proceeds in connection with this issuance.

Share Redemption Program

Under the Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”) shares may be redeemed at a price equal to 95% of the estimated net asset value per share most recently announced by us in a public filing with the SEC as of the date of the applicable redemption. Accordingly, any shares redeemed under our share redemption program on or after March 31, 2015 will be redeemed at a price of $10.49 per share.

There are limitations on stockholders’ ability to have their shares of our common stock redeemed pursuant to the Fourth Amended SRP. For a stockholder’s shares to be eligible for redemption in a given quarter, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least fifteen days before the end of the applicable quarter, or by June 15, 2015 in the case of the next anticipated redemption date. The board of directors may determine to amend, suspend or terminate the Fourth Amended SRP in its sole discretion; provided, that, if the board of directors determines to materially amend, suspend or terminate the Fourth Amended SRP, we will provide stockholders with 30 days’ prior notice. Any notice of the material amendment, suspension or termination of the Fourth Amended SRP will be provided by us in a Current Report on Form 8-K filed with the SEC. The foregoing description of the Fourth Amended SRP is qualified in its entirety by reference to the Fourth Amended SRP, which has been incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2015 and 2014, we received eligible redemption requests related to approximately 1.2 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $12.5 million, or an average price of $10.49 per share, and $4.2 million, or an average price of $10.05 per share, respectively.

The table below summarizes the redemption activity for the three months ended March 31, 2015:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2015	—	$—	—	—
February 28, 2015	—	—	—	—
March 31, 2015	1,190,832	10.49	1,190,832	—

Total	1,190,832	$10.49	1,190,832	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

May 13, 2015	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 13, 2015	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Fourth Amended and Restated Share Redemption Program effective as of March 1, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 23, 2015.

10.1*	Seventh Amended and Restated Advisory Agreement, dated as of February 21, 2015, by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and Industrial Income Advisors LLC.

10.2*	Form of Director Stock Grant Agreement for Equity Incentive Plan.

10.3*	Form of Restricted Stock Agreement for Equity Incentive Plan.

10.4*	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.