Form 10-Q
period 2015-06-30
Industrial Income Trust Inc.
filed 2015-08-12
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015, there were 214.3 million shares of the registrant’s common stock outstanding.

INDUSTRIAL INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Net investment in real estate properties	$3,548,884	$3,519,151
Investment in unconsolidated joint ventures	8,277	8,208
Cash and cash equivalents	11,208	8,053
Restricted cash	6,888	5,941
Straight-line and tenant receivables, net	54,065	46,037
Notes receivable	3,612	3,612
Deferred financing costs, net	7,999	9,094
Other assets	11,367	27,554

Total assets	$3,652,300	$3,627,650

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$28,276	$26,873
Debt	2,062,591	1,978,625
Distributions payable	33,346	33,072
Other liabilities	79,952	80,134

Total liabilities	2,204,165	2,118,704

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,000,000 shares authorized, 212,718 and 211,573 shares issued and outstanding, respectively	2,127	2,116
Additional paid-in capital	1,931,260	1,920,711
Accumulated deficit	(478,716)	(409,402)
Accumulated other comprehensive loss	(6,537)	(4,480)

Total stockholders’ equity	1,448,134	1,508,945
Noncontrolling interests	1	1

Total equity	1,448,135	1,508,946

Total liabilities and equity	$3,652,300	$3,627,650

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Rental revenues	$82,751	$76,866	$165,473	$158,403

Total revenues	82,751	76,866	165,473	158,403

Operating expenses:
Rental expenses	21,647	19,407	45,297	42,652
Real estate-related depreciation and amortization	33,000	35,244	65,546	72,860
General and administrative expenses	1,431	1,886	3,505	3,684
Asset management fees, related party	7,671	7,314	15,236	14,636
Acquisition expenses, related party	927	1,543	927	1,742
Acquisition and strategic transaction expenses	868	—	1,378	354

Total operating expenses	65,544	65,394	131,889	135,928

Operating income	17,207	11,472	33,584	22,475

Other (expenses) income:
Equity in loss of unconsolidated joint ventures	(318)	(9)	(655)	(30)
Interest expense and other	(18,066)	(15,513)	(35,596)	(31,310)
Gain on disposition of real estate properties	—	24,471	—	24,471

Total other (expenses) income	(18,384)	8,949	(36,251)	(6,869)

Net (loss) income	(1,177)	20,421	(2,667)	15,606
Net (loss) income attributable to noncontrolling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(1,177)	$20,421	$(2,667)	$15,606

Weighted-average shares outstanding	213,392	209,419	213,262	208,780

Net (loss) income per common share - basic and diluted	$(0.01)	$0.10	$(0.01)	$0.07

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net (loss) income attributable to common stockholders	$(1,177)	$20,421	$(2,667)	$15,606
Unrealized income (loss) on derivative instruments	1,608	(4,420)	(2,057)	(5,953)

Comprehensive income (loss) attributable to common stockholders	$431	$16,001	$(4,724)	$9,653

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2014	211,573	$2,116	$1,920,711	$(409,402)	$(4,480)	$1	$1,508,946
Net loss	—	—	—	(2,667)	—	—	(2,667)
Unrealized loss on derivative instruments	—	—	—	—	(2,057)	—	(2,057)
Issuance of common stock	3,231	32	32,510	—	—	—	32,542
Share-based compensation	—	—	291	—	—	—	291
Offering costs	—	—	(392)	—	—	—	(392)
Redemptions of common stock	(2,086)	(21)	(21,860)	—	—	—	(21,881)
Distributions to stockholders	—	—	—	(66,647)	—	—	(66,647)

Balance as of June 30, 2015	212,718	$2,127	$1,931,260	$(478,716)	$(6,537)	$1	$1,448,135

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Operating activities:
Net (loss) income	$(2,667)	$15,606
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	65,546	72,860
Equity in loss of unconsolidated joint ventures	655	30
Gain on disposition of real estate properties	—	(24,471)
Straight-line rent and amortization of above- and below-market leases	(7,142)	(6,975)
Other	1,408	1,106
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	3,895	5,796
Accounts payable, accrued expenses and other liabilities	(2,050)	(13,148)

Net cash provided by operating activities	59,645	50,804

Investing activities:
Real estate acquisitions	(33,917)	(72,054)
Acquisition deposits	(6)	(43,181)
Capital expenditures and development activities	(50,118)	(51,261)
Investment in unconsolidated joint ventures	(724)	—
Proceeds from disposition of real estate properties	—	125,310
Other	—	(47)

Net cash used in investing activities	(84,765)	(41,233)

Financing activities:
Repayments of mortgage notes	(47,038)	(3,185)
Proceeds from lines of credit	142,000	115,000
Repayments of lines of credit	(10,000)	(90,000)
Distributions paid to common stockholders	(33,831)	(32,515)
Redemptions of common stock	(21,979)	(9,085)
Other	(877)	(1,168)

Net cash provided by (used in) financing activities	28,275	(20,953)

Net increase (decrease) in cash and cash equivalents	3,155	(11,382)
Cash and cash equivalents, at beginning of period	8,053	18,358

Cash and cash equivalents, at end of period	$11,208	$6,976

Supplemental disclosure of noncash investing and financing activities:
Distributions payable	$33,346	$32,706
Distributions reinvested in common stock	32,542	32,301
Accrued capital expenditures	10,418	10,065
Redemptions payable	5	515

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Income Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (“2014 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Reclassifications

Certain items in the Company’s condensed consolidated statement of cash flows for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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

As of June 30, 2015 and December 31, 2014, the Company’s consolidated investment in real estate properties consisted of 285 and 283 industrial buildings, respectively, totaling approximately 58.4 million and 57.6 million square feet, respectively.

(in thousands)	June 30, 2015	December 31, 2014
Land	$915,623	$909,488
Building and improvements	2,598,692	2,509,459
Intangible lease assets	395,276	380,513
Under construction and other (1)	54,732	67,135

Investment in real estate properties	3,964,323	3,866,595
Less accumulated depreciation and amortization	(415,439)	(347,444)

Net investment in real estate properties	$3,548,884	$3,519,151

(1)	As of June 30, 2015, the Company had six buildings under construction totaling approximately 0.8 million square feet, and one building in the pre-construction phase with an additional 0.2 million square feet. As of December 31, 2014, the Company had six buildings under construction totaling approximately 0.6 million square feet, and two buildings in the pre-construction phase totaling an additional 0.6 million square feet.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$354,914	$(189,732)	$165,182	$340,151	$(164,875)	$175,276
Above-market lease assets	40,362	(24,597)	15,765	40,362	(21,639)	18,723
Below-market lease liabilities	(37,164)	13,752	(23,412)	(37,177)	11,312	(25,865)

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,520	$4,025	$7,647	$9,050
Above-market lease amortization	(1,466)	(2,114)	(2,958)	(5,060)
Below-market lease amortization	1,192	1,460	2,453	2,985
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$20,462	$18,147	$40,180	$36,278
Intangible lease asset amortization	12,538	17,097	25,366	36,582

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company enters into joint ventures primarily for purposes of jointly investing in, developing, and acquiring industrial properties located in major U.S. distribution markets. The following table summarizes the Company’s unconsolidated joint ventures:

		As of June 30, 2015		Investment in Unconsolidated Joint Ventures as of
	Percent	Number of	Square Feet	June 30,	December 31,
($ and square feet in thousands)	Ownership	Buildings	of Buildings	2015	2014
Park 355 DC II	75%	1	181	$3,959	$3,954
Valley Parkway	50%	1	529	4,318	4,254

Total		2	710	$8,277	$8,208

4.	DEBT

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

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2015	2014	Maturity Date	2015	2014
Secured line of credit (1)	2.33%	2.32%	January 2017	$137,000	$85,000
Unsecured line of credit (2)	2.13%	2.16%	December 2015	338,000	258,000
Unsecured term loans (3)	3.34%	2.35%	January 2018 - January 2019	500,000	500,000
Variable-rate mortgage note (4)	—	2.17%	May 2015	—	9,080
Fixed-rate mortgage notes (5)	4.24%	4.25%	July 2016 - November 2024	1,087,591	1,126,545

Total / Weighted-Average	3.55%	3.40%		$2,062,591	$1,978,625

Gross book value of properties encumbered by debt				$2,373,626	$2,416,413

(1)	The interest rate is calculated based on one-month London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.80% to 2.65%. As of June 30, 2015, the unused and available portion was $3.0 million.
(2)	The interest rate is calculated based on one-month LIBOR, plus a margin ranging from 1.75% to 2.50%. As of June 30, 2015, the unused portion was $162.0 million, of which $81.3 million was available. In June 2015, the maturity date was extended from August 2015 to December 2015.
(3)	The interest rates are calculated based on a fixed LIBOR portion through the use of interest rate swaps, plus a margin ranging from 1.50% to 2.45%. The interest rate swaps on the $300.0 million and $200.0 million unsecured term loans had effective dates of January 20, 2015 and January 14, 2014, respectively.
(4)	The interest rate was calculated based on one-month LIBOR, plus 2.00%. This mortgage note was paid off in March 2015.
(5)	Interest rates range from 3.30% to 6.24%.

As of June 30, 2015, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Lines of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2015 (1)	$338,000	$—	$6,486	$344,486
2016	—	—	20,603	20,603
2017 (1)	137,000	—	62,757	199,757
2018	—	200,000	167,684	367,684
2019	—	300,000	71,475	371,475
Thereafter	—	—	755,081	755,081

Total principal payments	475,000	500,000	1,084,086	2,059,086
Unamortized premium on assumed debt	—	—	3,505	3,505

Total	$475,000	$500,000	$1,087,591	$2,062,591

(1)	The lines of credit may be extended pursuant to two one-year extension options, subject to certain conditions. The Company anticipates meeting the conditions to extend the unsecured line of credit in December 2015, although there can be no assurance that it will be extended.

Debt Covenants

The Company’s mortgage note financings and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2015.

Derivative Instruments

To manage interest rate risk for certain of its variable rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2015, the Company had six outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2015 and 2014, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	$500,000	Other liabilities	$6,537	$4,480

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(75)	$(4,948)	$(5,140)	$(6,778)
Loss reclassified from AOCI into income (effective portion)	1,683	528	3,083	825

Net other comprehensive income (loss)	$1,608	$(4,420)	$(2,057)	$(5,953)

5.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2015
Liabilities
Derivative instruments	$—	$6,537	$—	$6,537

Total liabilities measured at fair value	$—	$6,537	$—	$6,537

December 31, 2014
Liabilities
Derivative instruments	$—	$4,480	$—	$4,480

Total liabilities measured at fair value	$—	$4,480	$—	$4,480

As of June 30, 2015 and December 31, 2014, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable	$3,612	$3,618	$3,612	$3,617

Liabilities
Lines of credit	475,000	475,000	343,000	343,000
Unsecured term loans	500,000	500,000	500,000	500,000
Mortgage notes	1,087,591	1,159,443	1,135,625	1,179,582
Derivative instruments	6,537	6,537	4,480	4,480

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

Public Offering

On July 28, 2015, the Company announced that beginning with the third quarter of 2015, it has suspended the offering of shares pursuant to its distribution reinvestment plan in connection with the Company’s announcement that it had entered into a definitive merger agreement pursuant to which it will be acquired by Western Logistics II LLC. The Company registered $600.0 million in shares under the Company’s distribution reinvestment plan and immediately prior to suspending the distribution reinvestment plan, offered the shares at a price of $10.49 per share. As of June 30, 2015, $518.7 million in shares had been sold pursuant to the Company’s distribution reinvestment plan. The distribution reinvestment plan will terminate effective as of the closing date of the merger. See “Note 10” below for further discussion of the merger.

Distributions

The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2015
June 30	July 2, 2015	$0.15625	$17,054	$16,292	$33,346
March 31	April 15, 2015	0.15625	17,073	16,228	33,301

Total			$34,127	$32,520	$66,647

2014
December 31	January 7, 2015	$0.15625	$16,758	$16,314	$33,072
September 30	October 15, 2014	0.15625	16,621	16,275	32,896
June 30	July 15, 2014	0.15625	16,426	16,294	32,720
March 31	April 15, 2014	0.15625	16,316	16,199	32,515

Total			$66,121	$65,082	$131,203

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014
Number of eligible shares redeemed	2,086	959
Aggregate amount of shares redeemed	$21,881	$9,600
Average redemption price per share	$10.49	$10.01

See “Note 10” below for information concerning the suspension and subsequent termination of the Company’s share redemption program in connection with the Company’s announcement of the merger.

7.	SHARE-BASED COMPENSATION

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its amended and restated equity incentive plan and its private placement equity incentive plan for the six months ended June 30, 2015, is below:

		Weighted-Average
(shares in thousands)	Shares	Fair Value per Share
Nonvested shares at January 1, 2015	68	$10.40
Granted	35	$11.04
Vested	(34)	$10.83
Forfeited	(2)	$11.04

Nonvested shares at June 30, 2015	67	$11.04

The following table summarizes other share-based compensation data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Share-based compensation expense	$92	$313	$291	$345
Total fair value of restricted stock vested	$270	$324	$339	$324
Weighted-average grant date fair value of restricted stock granted, per share	$11.04	$10.40	$11.04	$10.40

The weighted-average grant date fair value in the tables above is deemed to be: (i) the estimated net asset value (“NAV”) per share of $11.04 as of December 31, 2014, which was determined by the Company’s board of directors in January 2015, with respect to shares granted during the three and six months ended June 30, 2015, and (ii) the Company’s primary offering price in the follow-on offering of $10.40 per share as of the grant date with respect to shares granted prior to January 1, 2015. Nonvested shares granted to employees of the Advisor were remeasured to estimated fair value as of June 30, 2015 based on the NAV per share of $11.04. Shares vested during the six months ended June 30, 2015 include shares granted to employees and non-employees of the Advisor.

As of June 30, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.5 million and is expected to be fully recognized over a weighted-average period of 0.8 years.

8.	RELATED PARTY TRANSACTIONS

The Company has been relying on Industrial Income Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of a Seventh Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated February 21, 2015, by and among the Company, Industrial Income Operating Partnership LP (the “Operating Partnership”), and the Advisor. On July 27, 2015, the Company, the Operating Partnership and IIT Advisor LLC (the “New Advisor”) entered into the Eighth Amended and Restated Advisory Agreement (the “New Advisory Agreement”). For additional information with respect to the New Advisory Agreement, see “Note 10” below. The Advisor and New Advisor are considered to be related parties of the Company because certain indirect owners and officers of the Advisor and New Advisor serve as directors and/or executive officers of the Company. Dividend Capital Securities LLC (the “Dealer Manager”), also a related party, provides dealer manager services. The Advisor and Dealer Manager have received compensation in the form of fees and expense reimbursements for services relating to the Company’s public offerings and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements incurred for the three and six months ended June 30, 2015 and 2014. All of these fees and expense reimbursements remain the same under the New Advisory Agreement except that the 2.0% disposition fee has been eliminated.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor related to the services described above, and any related amounts receivable (payable):

	Incurred				Receivable
	For the Three Months		For the Six Months		(Payable) as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2015	2014	2015	2014	2015 (2)	2014 (2)
Expensed:
Acquisition fees	$927	$1,543	$927	$1,742	$—	$—
Asset management fees	7,671	7,314	15,236	14,636	(21)	(23)
Other expense reimbursements	216	243	369	401	34	(34)

Total	$8,814	$9,100	$16,532	$16,779	$13	$(57)

Capitalized:
Development acquisition fees (1)	$364	$2,001	$1,244	$2,131	$—	$—

Additional Paid-In Capital:
Offering expenses	$151	$359	$392	$641	$(70)	$(84)

(1)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress on the Company’s condensed consolidated balance sheets.
(2)	Amounts receivable (payable) are included in other assets or other liabilities on the Company’s condensed consolidated balance sheets.

9.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2015.

10.	SUBSEQUENT EVENTS

The Agreement and Plan of Merger

On July 28, 2015, the Company, Western Logistics LLC (“Parent”), a Delaware limited liability company and an affiliate of Global Logistic Properties Limited (“GLP”), and Western Logistics II LLC (“Merger Sub”), a Delaware limited liability company and wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity (the “Surviving Entity”). Upon completion of the Merger, the separate corporate existence of the Company will cease. The board of directors of the Company has unanimously approved the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement.

Prior to the closing of the Merger, the Company will transfer subsidiaries that own 11 of its properties that are under development or in the lease-up stage (the “Excluded Properties”) to a liquidating entity, the beneficial interests in which will be distributed pro rata to the Company’s stockholders immediately prior to the effective time of the Merger (the “Merger Effective Time”).

Pursuant to the terms and conditions in the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, at the Merger Effective Time, each share of common stock, $0.01 par value per share, of the Company issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive an amount in cash equal to $10.30, without interest and subject to any applicable withholding tax obligations (the “Merger Consideration”).

In addition, on the closing date of the Merger and prior to the Merger Effective Time, each special partnership unit of Industrial Income Operating Partnership LP, the Company’s operating partnership (the “Operating Partnership”), will automatically be redeemed by the Operating Partnership for the receipt by the holder of such special partnership units of a number of partnership units of the Operating Partnership (“OP Units”), in accordance with the operating partnership agreement (the “Special Partnership Unit Redemption”). Immediately after the Special Partnership Unit Redemption, each OP Unit received as part of the Special Partnership Unit Redemption will automatically be converted into one share of Common Stock of the Company (the “OP Unit Conversion”). The Merger will occur immediately after the OP Unit Conversion.

Immediately prior to the Merger Effective Time, all of the outstanding shares of restricted stock granted under the Company’s Equity Incentive Plan and Private Placement Equity Incentive Plan will automatically become fully vested and free of any forfeiture restrictions (whether or not then vested or subject to any performance condition that has not been satisfied). At the Merger Effective Time, each share of restricted stock will be considered an outstanding share of Common Stock for all purposes of the Merger Agreement, including the right to receive the Merger Consideration.

The Company and Parent have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including, among others, with respect to the conduct of business of the Company prior to the closing and covenants prohibiting the Company and its subsidiaries and representatives from soliciting or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.

The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the approval of the holders of a majority of the outstanding Common Stock and to prepare and file a proxy statement with the SEC with respect to such meeting as promptly as practicable after the date of the Merger Agreement, which proxy statement will contain, subject to certain exceptions, the Company Board’s recommendation that the Company’s stockholders vote in favor of the Merger.

Prior to the approval of the Merger by the Company’s stockholders, the Company Board may in certain circumstances adopt, approve or declare advisable certain alternative business combination transactions or take similar actions in accordance with its obligations under applicable law, subject to complying with specified notice and other conditions set forth in the Merger Agreement.

The completion of the Merger is subject to a number of conditions, including, among others: (i) approval of the Merger by the requisite vote of stockholders as of the record date for the special meeting of stockholders; (ii) the accuracy of the Company’s and Parent’s representations and warranties as of the Merger Effective Time, subject to certain materiality, material adverse effect and other exceptions; (iii) the Company and Parent having performed in all material respects all material obligations and complied in all material respects with all material agreements and covenants required under the Merger Agreement; (iv) the absence of a material adverse effect on the Company; (v) the receipt by Parent of tax opinions relating to the REIT status of the Company; (vi) the execution by certain affiliates of Industrial Income Advisors LLC (the “Prior Advisor”) of a transition services agreement pursuant to which, among other things, affiliates of the Prior Advisor will, for a transition period following closing of the Merger, provide certain accounting, asset management and other oversight services to the Surviving Entity in connection with the transition of the management, operation, maintenance, leasing and servicing of the Company’s properties; (vii) the receipt of applicable payoff letters; (viii) the receipt of Committee on Foreign Investment in the United States (“CFIUS”) clearance by GLP, an affiliate of Parent that guarantees certain of Parent’s obligations under the Merger Agreement, related to notices filed with CFIUS prior to the date of the Merger Agreement in connection with GLP’s syndication of interests in the completed acquisition of the logistics platform portfolio of IndCor Properties, Inc.; (ix) the transfer of the Excluded Properties to a liquidating entity, the beneficial interests in which will be distributed pro rata to the Company’s stockholders; and (x) the completion of the Replacement Advisor Contribution and the transactions contemplated by the OP Unit Purchase Agreement (each as defined under “The Amended and Restated Advisory Agreement and the Contribution Agreement” below). The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub.

The Merger Agreement may be terminated under certain circumstances, including: (A) by mutual written consent of the parties; (B) by either party (1) if the Merger has not been consummated on or before November 16, 2015 (the “Outside Date”), (2) if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the Merger or the other transactions contemplated by the Merger Agreement, or (3) upon a failure of the Company to obtain approval of the requisite vote of its stockholders; (C) by Parent if (1) the Company has breached its representations and warranties or covenants and agreements, and the breach results in the applicable closing condition with respect to its representations and warranties or covenants and agreements being incapable of being satisfied by the Outside Date (subject to certain exceptions) or (2) the Company or the Company Board breaches certain covenants related to the non-solicitation of alternative acquisition agreements; or (D) by the Company if (1) Parent has breached its representations and warranties or covenants and agreements, and the breach results in the applicable closing condition with respect to its representations and warranties or covenants and agreements being incapable of being satisfied by the Outside Date (subject to certain exceptions), (2) the Company Board approves and authorizes the Company to enter into a definitive agreement to implement a superior business combination proposal, subject to the satisfaction of conditions set forth in the Merger Agreement or (3) Parent informs the Company or the Company otherwise becomes aware that the closing condition related to CFIUS clearance will not be satisfied or fulfilled at or prior to the Outside Date.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to reimburse Parent’s reasonable transaction expenses up to an aggregate amount equal to $25.0 million. In connection with the termination of the Merger Agreement under other specified circumstances, Parent may be required to reimburse the Company’s reasonable transaction expenses up to an aggregate amount equal to $7.5 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Parent a termination fee of $110.0 million, less any transaction expenses reimbursement amount paid by the Company to Parent. The Merger Agreement also provides that in connection with the termination of the Merger Agreement under certain other circumstances, Parent will be required to pay to Company a termination fee of $250.0 million.

Distribution Reinvestment Plan and Share Redemption Program

In connection with the approval of the Merger, on July 28, 2015, the Company announced that the board of directors, including all of the independent directors, had voted to terminate the distribution reinvestment plan and the share redemption plan, each termination effective immediately prior to the effective time of the Merger. The board of directors, including all of the independent directors, also voted to suspend indefinitely the distribution reinvestment plan and the share redemption plan from and after July 28, 2015.

As a result of the suspension of the distribution reinvestment plan, any distributions paid after July 28, 2015 will be paid to the Company’s stockholders in cash. In addition, as a result of the suspension of the share redemption plan, the Company will not process or accept any requests for redemption received after July 28, 2015.

The Amended and Restated Advisory Agreement and the Contribution Agreement

Prior to July 27, 2015, the Company, the Operating Partnership and the Prior Advisor were party to a Seventh Amended and Restated Advisory Agreement, dated February 21, 2015 (the “Prior Advisory Agreement”), pursuant to which the Prior Advisor performed certain duties and responsibilities as a fiduciary of the Company and its stockholders.

On July 27, 2015, the Company, the Operating Partnership and the New Advisor entered into the New Advisory Agreement, in order to, among other things, (i) acknowledge the assignment of the rights and obligations of the Prior Advisor under the Prior Advisory Agreement to the New Advisor, (ii) eliminate the portion of the asset management fee payable to the Company’s advisor by the Company in the case of certain dispositions equal to 2.0% of the contract sales price (the “Disposition Fee”), and (iii) reduce certain time periods with respect to the termination of the New Advisory Agreement from 60 days to 30 days. The Prior Advisor and Academy Partners Ltd. Liability Company, an affiliate of the Prior Advisor (“Academy Partners”), collectively own 100% of the limited liability company interests in the New Advisor. The foregoing description of the New Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New Advisory Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

In addition, on July 28, 2015, the Operating Partnership, the Prior Advisor, Academy Partners and Industrial Property Advisors LLC entered into a Contribution Agreement (the “Contribution Agreement”). As described in the Contribution Agreement, prior to the Merger Effective Time, the New Advisor will form a new wholly-owned limited liability company (the “Replacement Advisor”). Immediately thereafter, the New Advisor will: (i) assign its rights and obligations under the New Advisory Agreement to the Replacement Advisor (and the Replacement Advisor will become the advisor to the Company); and (ii) contribute all of its right, title and interest in and to certain intellectual property rights used in the business of the Company, which Parent wishes to acquire in connection with the Merger, to the Replacement Advisor. Pursuant to the Contribution Agreement, immediately thereafter and prior to the Merger Effective Time, (a) the New Advisor will distribute all of its right, title and interest in the Replacement Advisor and all of its liabilities to its members in liquidation of the New Advisor, and (b) following receipt of the interests in the Replacement Advisor, each of Prior Advisor and Academy Partners will contribute its right, title and interest in and to the Replacement Advisor to the Operating Partnership in exchange for an aggregate of approximately 8.83 million OP Units (the “Replacement Advisor Contribution”).

In connection with the transactions contemplated by the Contribution Agreement, on July 28, 2015, the Merger Sub, the Prior Advisor and Academy Partners also entered into an Operating Partnership Unit Purchase Agreement (the “OP Unit Purchase Agreement”) pursuant to which, among other things, concurrently with the Merger Effective Time, Merger Sub will acquire all OP Units issued to the Prior Advisor and Academy Partners in the Replacement Advisor Contribution for an aggregate price of approximately $91.0 million, without adjustment or proration of any kind. Under the terms of the OP Unit Purchase Agreement, a certain portion of the consideration payable for the OP Units may be held in escrow until January 4, 2016 or the expiration of a non-competition arrangement pursuant to which the Prior Advisor is restricted from owning or managing industrial assets in Asia for a one-year period following the sale of the OP Units pursuant to the OP Unit Purchase Agreement (subject to certain exceptions). An additional portion of the consideration payable for the OP Units may be held in escrow for a two-year period from the date of the closing under the OP Unit Purchase Agreement to secure certain indemnification obligations, if any, under the Contribution Agreement. The Operating Partnership joined in the execution of the OP Unit Purchase Agreement for the limited purpose of consenting to the transfer of the OP Units to Merger Sub.

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

On December 18, 2009, we commenced our initial offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On April 17, 2012, immediately following the end of our initial offering, which closed on April 16, 2012, we commenced a follow-on offering of up to $2.4 billion in shares of our common stock, including $1.8 billion in shares of common stock offered at a price of $10.40 per share and $600.0 million in shares offered under our distribution reinvestment plan at a price of $9.88 per share. On July 18, 2013, we terminated the offering of primary shares pursuant to our follow-on offering. On July 28, 2015, in connection with our announcement of the merger transaction described below, we suspended the offering of shares pursuant to our distribution reinvestment plan. As of June 30, 2015, we had raised aggregate gross proceeds of approximately $2.2 billion from the sale of 218.3 million shares of our common stock in our public offerings, including approximately $177.0 million from the sale of 17.9 million shares of our common stock through our distribution reinvestment plan.

As of June 30, 2015, our consolidated real estate portfolio included 285 industrial buildings totaling approximately 58.4 million square feet located in 19 markets throughout the U.S. with 554 customers having a weighted-average remaining lease term (based on square feet) of 5.3 years. Of the 285 industrial buildings we owned and managed as of June 30, 2015:

•	283 industrial buildings totaling approximately 57.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94% occupied and 95% leased. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	2 industrial buildings totaling approximately 1.0 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of June 30, 2015, we had six buildings under construction, totaling approximately 0.8 million square feet, and one building in the pre-construction phase with an additional 0.2 million square feet.

On July 28, 2015, we entered into a definitive merger agreement pursuant to which we will be acquired by Western Logistics II LLC, an affiliate of Global Logistic Properties Limited. Prior to the closing of the merger transaction, it is expected that we will transfer 11 properties that we currently own that are under development or in the lease-up stage (the “Excluded Properties”) to a liquidating entity (the “Liquidating Entity”), the beneficial interests in which will be distributed pro rata to our current stockholders. The Liquidating Entity will sell such Excluded Properties following the closing of the merger with the goal of maximizing the value of the Excluded Properties for our stockholders. See “Note 10” of our condensed consolidated financial statements for more information concerning the merger transaction.

In connection with the announcement of the merger transaction, effective immediately, we have suspended our share redemption program and distribution reinvestment plan. In addition, each of the share redemption program and distribution reinvestment plan will terminate effective as of the closing date of the merger.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”); (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) fundamental trends in both population and employment growth; and (v) strong positive net absorption in our target markets (the net change in total occupied industrial space). While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and combined with relatively low levels of new supply, provides prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

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

RESULTS OF OPERATIONS

Summary of 2015 Activities

During the six months ended June 30, 2015, we completed the following activities:

•	As of June 30, 2015, we had 285 consolidated buildings aggregating 58.4 million rentable square feet as compared to 281 consolidated buildings aggregating 55.9 million rentable square feet as of June 30, 2014.

•	During the six months ended June 30, 2015, we leased approximately 6.4 million square feet, which included 3.0 million square feet of new leases and 3.4 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•	During the six months ended June 30, 2015, we completed the construction of one building located in the Baltimore/D.C. market with 0.2 million rentable square feet. We also acquired one building located in the Houston market with 0.6 million rentable square feet.

•	As of June 30, 2015, our operating portfolio was 94% occupied and 95% leased, as compared to 93% occupied and 94% leased as of June 30, 2014.

•	As of June 30, 2015, we had six buildings (four located in the South Florida market and two located in the Pennsylvania market) under construction totaling approximately 0.8 million square feet, and one building (located in the Pennsylvania market) in the pre-construction phase with an additional 0.2 million square feet.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
	June 30,	December 31,	June 30,
(square feet in thousands)	2015	2014	2014
Portfolio data:
Consolidated buildings	285	283	281
Unconsolidated buildings	2	2	2

Total buildings	287	285	283

Rentable square feet of consolidated buildings	58,432	57,640	55,859
Rentable square feet of unconsolidated buildings	710	710	710

Total rentable square feet	59,142	58,350	56,569

Total number of customers (1)	554	551	533
Percent occupied of operating portfolio (1)(2)	94%	91%	93%
Percent occupied of total portfolio (1)(2)	92%	88%	89%
Percent leased of operating portfolio (1)(2)	95%	93%	94%
Percent leased of total portfolio (1)(2)	93%	90%	91%

(1)	Represents our consolidated portfolio.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2015 Compared to the Same Periods in 2014

The following table summarizes our results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. We evaluate the performance of operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 267 buildings owned as of April 1, 2014, which represented 92% of total rentable square feet or 94% of total revenues as of June 30, 2015. The same store operating portfolio for the six month periods presented below included 265 buildings owned as of January 1, 2014, which represented 91% of total rentable square feet or 94% of total revenues as of June 30, 2015.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Rental revenues:
Same store operating properties	$77,891	$75,328	$2,563	$155,247	$151,866	$3,381
Other properties	4,860	1,538	3,322	10,226	6,537	3,689

Total revenues	82,751	76,866	5,885	165,473	158,403	7,070

Rental expenses:
Same store operating properties	19,957	18,856	1,101	41,671	40,603	1,068
Other properties	1,690	551	1,139	3,626	2,049	1,577

Total rental expenses	21,647	19,407	2,240	45,297	42,652	2,645

Net operating income:
Same store operating properties	57,934	56,472	1,462	113,576	111,263	2,313
Other properties	3,170	987	2,183	6,600	4,488	2,112

Total net operating income	61,104	57,459	3,645	120,176	115,751	4,425

Other:
Real estate-related depreciation and amortization	(33,000)	(35,244)	2,244	(65,546)	(72,860)	7,314
General and administrative expenses	(1,431)	(1,886)	455	(3,505)	(3,684)	179
Asset management fees, related party	(7,671)	(7,314)	(357)	(15,236)	(14,636)	(600)
Acquisition expenses, related party	(927)	(1,543)	616	(927)	(1,742)	815
Acquisition and strategic transaction expenses	(868)	—	(868)	(1,378)	(354)	(1,024)
Equity in loss of unconsolidated joint ventures	(318)	(9)	(309)	(655)	(30)	(625)
Interest expense and other	(18,066)	(15,513)	(2,553)	(35,596)	(31,310)	(4,286)
Gain on disposition of real estate properties	—	24,471	(24,471)	—	24,471	(24,471)

Total other	(62,281)	(37,038)	(25,243)	(122,843)	(100,145)	(22,698)

Net (loss) income	(1,177)	20,421	(21,598)	(2,667)	15,606	(18,273)
Net (loss) income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss) income attributable to common stockholders	$(1,177)	$20,421	$(21,598)	$(2,667)	$15,606	$(18,273)

Weighted-average shares outstanding	213,392	209,419	3,973	213,262	208,780	4,482

Net (loss) income per common share - basic and diluted	$(0.01)	$0.10	$(0.11)	$(0.01)	$0.07	$(0.08)

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by 7.7% and 4.5% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, due to increases in both same store and non-same store rental revenues. Same store rental revenues for the three and six months ended June 30, 2015 increased by $2.6 million, or 3.4%, and $3.4 million, or 2.2%, respectively, as compared to the same periods in 2014, primarily due to 4.6 million square feet of new customer leasing and an increase in recoverable real estate tax expenses related to higher real estate tax rates in 2015. These increases were partially offset by lease terminations totaling 3.3 million square feet. Non-same store rental revenues for the three and six months ended June 30, 2015 increased by $3.3 million and $3.7 million, respectively, as compared to the same periods in 2014, primarily due to an increase of 2.7 million square feet in new customer leasing at newly-acquired or developed properties, which was partially offset by a decrease in non-same store rental revenues related to the sale of 20 industrial buildings in April 2014.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses such as consulting services and roof repairs; and property operating expenses for unoccupied spaces. Total rental expenses increased by $2.2 million, or 11.5% and $2.6 million, or 6.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, due to increases in both same store and non-same store rental expenses. Same store rental expenses for the three and six months ended June 30, 2015 increased by $1.1 million, or 5.8% and $1.1 million, or 2.6%, respectively, as compared to the same periods in 2014, primarily due to an increase in real estate taxes related to higher real estate tax rates in 2015, which was partially offset by lower snow removal costs for the six months ended June 30, 2015. The increase in non-same store rental expenses was primarily due to an increase in rental expenses associated with newly-acquired or developed properties, which was partially offset by a decrease in non-same store rental expenses related to the sale of 20 industrial buildings in April 2014.

Other Income and Expenses. Other expenses increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to:

•	a gain of approximately $24.5 million as a result of the disposition of 20 industrial buildings in April 2014; and

•	an increase in interest expense that was primarily due to an increase in average net borrowings under our lines of credit of $137.2 million and $109.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In addition, our total weighted-average interest rate increased from 3.35% at June 30, 2014 to 3.55% at June 30, 2015, primarily as a result of the interest rate swap agreements which became effective in January 2015 on our $300.0 million unsecured term loan; both partially offset by

•	a decrease in real estate-related depreciation and amortization expense primarily due to intangible leased assets becoming fully amortized in 2014, and the decrease in depreciation and amortization expense related to our disposition of 20 industrial buildings sold in April 2014.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2015, NOI was $61.1 million and $120.2 million, respectively, as compared to $57.5 million and $115.8 million for the three and six months ended June 30, 2014, respectively. Same store NOI for the three and six months ended June 30, 2015 increased by $1.5 million, or 2.6%, and $2.3 million, or 2.1%, respectively, as compared to the same periods in 2014. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net (loss) income, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2015 Compared to the Same Periods in 2014” above for a reconciliation of our net (loss) income to NOI for the three and six months ended June 30, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net (loss) income and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net (loss) income or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition and strategic transaction costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. In addition, FFO adjusts for gains or losses on the acquisition of certain joint venture properties. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes acquisition costs (including acquisition fees paid to the Advisor), strategic transaction costs and loss from the early extinguishment of debt, each of which are characterized as expenses in determining net (loss) income under GAAP. We believe it is appropriate to adjust our Company-defined FFO for these items as they are driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. Acquisition and strategic transaction costs are paid in cash out of operational cash flow, additional debt, net proceeds from the sale of properties, or ancillary cash flows, and, as a result, such costs negatively impact our operating performance and cash flows from operating activities during the period they are incurred. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired or strategic transactions costs are being incurred, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

Management does not include historical acquisition costs and strategic transaction costs in its evaluation of future operating performance, as such costs are driven by transactional activity. In addition, management does not include loss from the early extinguishment of debt as such costs are driven by the financial markets, rather than factors specific to the on-going operating performance of our properties. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net (loss) income or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net (loss) income to FFO, Company-defined FFO and MFFO:

					For the Period
	For the Three Months		For the Six Months		From Inception
	Ended June 30,		Ended June 30,		(May 19, 2009) to
(in thousands, except per share data)	2015	2014	2015	2014	June 30, 2015
GAAP net (loss) income applicable to common stockholders	$(1,177)	$20,421	$(2,667)	$15,606	$(78,880)

GAAP net (loss) income per common share	$(0.01)	$0.10	$(0.01)	$0.07	$(0.68)

Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income applicable to common stockholders	$(1,177)	$20,421	$(2,667)	$15,606	$(78,880)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	33,000	35,244	65,546	72,860	413,216
Our share of real estate-related depreciation and amortization of unconsolidated joint ventures	101	—	201	9	13,175
Gain on acquisition of joint venture	—	—	—	—	(26,481)
Gain on disposition of real estate properties	—	(24,471)	—	(24,471)	(24,471)

NAREIT FFO applicable to common stockholders	$31,924	$31,194	$63,080	$64,004	$296,559

NAREIT FFO per common share	$0.15	$0.15	$0.30	$0.31	$2.55

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$31,924	$31,194	$63,080	$64,004	$296,559
Add Company-defined adjustments:
Acquisition and strategic transaction costs	1,795	1,543	2,305	2,096	78,057
Our share of acquisition costs of unconsolidated joint ventures	—	—	—	—	3,133
Loss on early extinguishment of debt	—	—	—	—	837

Company-defined FFO applicable to common stockholders	$33,719	$32,737	$65,385	$66,100	$378,586

Company-defined FFO per common share	$0.16	$0.16	$0.31	$0.32	$3.25

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$33,719	$32,737	$65,385	$66,100	$378,586
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(4,246)	(3,371)	(7,142)	(6,975)	(40,523)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	—	—	—	—	(2,123)
Strategic transaction costs	(705)	—	(1,163)	—	(2,777)

MFFO applicable to common stockholders	$28,768	$29,366	$57,080	$59,125	$333,163

MFFO per common share	$0.13	$0.14	$0.27	$0.28	$2.86

Weighted-average shares outstanding	213,392	209,419	213,262	208,780	116,368

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are cash flows generated by our real estate operations, debt financings and refinancings, and asset sales. Our principal uses of funds are operating expenses, distributions to our stockholders, payments under our debt obligations, and capital expenditures, all of which we expect to be able to adequately fund over the next 12 months from our primary sources of capital. We believe that our cash on-hand, cash flows from operations, and any financing and disposition activities should be sufficient to meet our anticipated future operating, distribution, debt service, and development and other capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Total cash provided by (used in):
Operating activities	$59,645	$50,804
Investing activities	(84,765)	(41,233)
Financing activities	28,275	(20,953)

Net increase (decrease) in cash	$3,155	$(11,382)

Cash provided by operating activities during the six months ended June 30, 2015 increased by $8.8 million as compared to the same period in 2014, primarily driven by the growth of our real estate portfolio, which resulted in a significant increase in net cash flows generated from our operating properties and an increase in net working capital accounts.

Cash used in investing activities during the six months ended June 30, 2015 increased by $43.5 million as compared to the same period in 2014, primarily due to proceeds received from the disposition of real estate properties in April 2014, partially offset by a reduction in our acquisition activity.

Cash provided by financing activities during the six months ended June 30, 2015 increased by $49.2 million as compared to the same period in 2014, primarily as a result of higher net borrowings from our lines of credit, partially offset by an increase in repayments of mortgage notes and an increase in redemptions of common stock.

Capital Resources and Uses of Liquidity

In addition to cash flows from operations and cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Lines of Credit. As of June 30, 2015, we had approximately $338.0 million outstanding under our unsecured line of credit. The unused portion was approximately $162.0 million, of which approximately $81.3 million was available. Our unsecured line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. In June 2015, we extended the maturity date of our unsecured line of credit from August 2015 to December 2015. This line of credit may be extended pursuant to two one-year extension options, subject to certain conditions. As of June 30, 2015, we had $137.0 million outstanding under our secured line of credit. The unused and available portion was $3.0 million. Our secured line of credit is available to finance the acquisition and operation of collateral properties. Amounts under this line of credit become available when properties are added as collateral pursuant to the loan agreement. Refer to “Note 4” to the condensed consolidated financial statements for additional information regarding our lines of credit.

Unsecured Term Loans. As of June 30, 2015, we had $500.0 million outstanding under our unsecured term loan facilities with a weighted-average stated interest rate of 3.34%, which includes the effect of the interest rate swap agreements relating to both our $200.0 million and $300.0 million unsecured term loans. Our unsecured term loans are available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. Refer to “Note 4” to the condensed consolidated financial statements for additional information regarding our unsecured term loans.

Mortgage Note Financings. As of June 30, 2015, we had property-level borrowings of approximately $1.1 billion outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average stated interest rate of 4.24%. Refer to “Note 4” to the condensed consolidated financial statements for additional details relating to our interest rate swaps. The proceeds from the mortgage note financings were used to partially finance certain of our acquisitions, and can be used to finance our capital requirements, which may include the funding of future acquisitions, capital expenditures, distributions, and general corporate purposes.

Debt Covenants. Our mortgage notes and secured line of credit contain various property level covenants, including customary affirmative and negative covenants. In addition, the unsecured line of credit and unsecured term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our lines of credit, or pay distributions. We were in compliance with all debt covenants as of June 30, 2015.

Distributions. For the six months ended June 30, 2015, 51% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49% of our total distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may be paid from these sources, as well as from sales of assets, financing proceeds and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Distributions will be authorized at the discretion of our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized cash distributions at a quarterly rate of $0.15625 per share of common stock for the third quarter of 2015. As announced on July 28, 2015, as a result of the suspension of the distribution reinvestment plan, any distributions paid will be paid to stockholders in cash going forward.

There can be no assurances that the current distribution rate or amount per share will be maintained. We may need to utilize cash flows from financing activities, as determined on a GAAP basis, to supplement the payment of cash distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds from
	Operating		Issuance of		Total
($ in thousands)	Activities (1)		DRIP Shares (2)		Distributions
2015
June 30	$17,054	51%	$16,292	49%	$33,346
March 31	17,073	51	16,228	49	33,301

Total	$34,127	51%	$32,520	49%	$66,647

2014
December 31	$16,758	51%	$16,314	49%	$33,072
September 30	16,621	51	16,275	49	32,896
June 30	16,426	50	16,294	50	32,720
March 31	16,316	50	16,199	50	32,515

Total	$66,121	50%	$65,082	50%	$131,203

(1)	Reflects use of the current period’s cash flows from operating activities, plus any excess operating cash flows from previous periods, as determined on a GAAP basis.
(2)	Participation in our distribution reinvestment plan has averaged approximately 48% of total distributions since inception.

Redemptions. For the six months ended June 30, 2015 and 2014, we received eligible redemption requests related to approximately 2.1 million and 1.0 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $21.9 million, or an average price of $10.49 per share, and $9.6 million, or an average price of $10.01 per share, respectively. The aggregate amount expended for redemptions under our share redemption program is subject to certain caps not to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to a five percent limitation as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand and cash available from borrowings, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, and purchases of property investments. On July 28, 2015, we announced that our board of directors had voted to terminate our share redemption program, effective as of the effective time of the merger transaction described in “Note 10” of our condensed consolidated financial statements and that our board of directors had suspended our share redemption program, from and after July 28, 2015.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2014, was disclosed in our 2014 Form 10-K. Except as otherwise disclosed in “Note 4” of our condensed consolidated financial statements relating to our principal payments due on our debt for the next five years and thereafter, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a material effect on our financial condition, changes in our financial position, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. As of June 30, 2015, our critical accounting estimates have not changed from those described in our 2014 Form 10-K.

SUBSEQUENT EVENTS

Merger Transaction

See “Note 10” of our condensed consolidated financial statements for more information concerning the merger transaction.

Distribution Reinvestment Plan and Share Redemption Program

See “Note 10” of our condensed consolidated financial statements for more information concerning the immediate suspension and subsequent termination of our distribution reinvestment plan and share redemption program in connection with the merger transaction.

The Amended and Restated Advisory Agreement and the Contribution Agreement

See “Note 10” of our condensed consolidated financial statements for more information concerning the amended and restated advisory agreement and the contribution agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of June 30, 2015, our debt instruments were comprised of mortgage note financings, unsecured term loans, and borrowings under our lines of credit.

Fixed Interest Rate Debt. As of June 30, 2015, our consolidated fixed interest rate debt consisted of mortgage notes and our unsecured term loans and represented 77.0% of our total consolidated debt. Our unsecured term loans were fixed through the use of the interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2015, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.7 billion and $1.6 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2015. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2015, our consolidated variable interest rate debt consisted of borrowings under our lines of credit and represented 23.0% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $475.0 million of aggregate consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2015, would change our annual interest expense by approximately $0.5 million.

Derivative Instruments. As of June 30, 2015, we had six outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $500.0 million. See “Note 4” to the condensed consolidated financial statements for more information concerning our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

There is no Assurance that the Merger will be Consummated.

There is no assurance that the Merger will be consummated or, if consummated, that certain terms may not change. The Merger Agreement is subject to a number of conditions that might prevent a closing of the Merger including, but not limited to, obtaining the approval of our stockholders. In addition, the Merger Agreement may be terminated by either party under certain circumstances. In connection with the termination of the Merger Agreement under certain circumstances, we would be required to pay termination amounts ranging from $25 million to $110 million. Accordingly, there can be no assurance that the Merger will be consummated according to the terms described herein or at all, and if it fails to close we may be liable for a significant termination amount.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

Under the Fourth Amended and Restated Share Redemption Program (the “SRP”) shares were redeemed at a price equal to 95% of the estimated net asset value per share most recently announced by us in a public filing with the SEC as of the date of the applicable redemption. Accordingly, shares redeemed under our share redemption program for the three months ended June 30, 2015 were redeemed at a price of $10.49 per share.

On July 28, 2015, we announced that our board of directors, including all of our independent directors, had voted to terminate the SRP effective as of the effective time of the merger transaction described in “Note 10” of our condensed consolidated financial statements. Our board of directors, including all of our independent directors, also voted to suspend indefinitely the SRP from and after July 28, 2015. As a result of the suspension of the SRP, we will not process or accept any requests for redemption received after July 28, 2015.

For the six months ended June 30, 2015 and 2014, we received eligible redemption requests related to approximately 2.1 million and 1.0 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $21.9 million, or an average price of $10.49 per share, and $9.6 million, or an average price of $10.01 per share, respectively.

The table below summarizes the redemption activity for the three months ended June 30, 2015:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2015	—	$—	—	—
May 31 , 2015	—	—	—	—
June 30, 2015	895,081	10.49	895,081	—

Total	895,081	$10.49	895,081	—

(1)	As described above, the share redemption program has been suspended indefinitely.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL INCOME TRUST INC.

August 12, 2015	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

August 12, 2015	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger by and among Industrial Income Trust Inc., Western Logistics LLC and Western Logistics II LLC, dated July 28, 2015. Incorporated by reference to Exhibit 2.1 to the Current Report on Form
8-K filed with the SEC on July 29, 2015.

3.1	Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated February 9, 2010. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2010.

3.2	Amended and Restated Bylaws of Industrial Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

3.3	Certificate of Correction to Second Articles of Amendment and Restatement of Industrial Income Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2012.

4.2	Fourth Amended and Restated Share Redemption Program effective as of March 1, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 23, 2015.

10.1	Eighth Amended and Restated Advisory Agreement by and among Industrial Income Trust Inc., Industrial Income Operating Partnership LP and IIT Advisor LLC, dated July 27, 2015. Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2015.

10.2	Contribution Agreement by and among Industrial Income Operating Partnership LP, Industrial Income Advisors LLC and Academy Partners Ltd. Liability Company, dated July 28, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2015.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.