Form 10-K
period 2015-12-31
DC Industrial Liquidating Trust
filed 2016-03-04
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM NOVEMBER 3, 2015 TO DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54372*

DC Industrial Liquidating Trust

(Exact name of registrant as specified in its charter)

Maryland	47-7297235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2015.

As of February 26, 2016, there were 214,262,901 units of beneficial interest in DC Industrial Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

*	DC Industrial Liquidating Trust is the transferee of the assets and liabilities of Industrial Income Trust Inc. and files reports under the Securities and Exchange Commission (the “SEC”) file number for Industrial Income Trust Inc. Industrial Income Trust Inc. filed a Form 15 on November 4, 2015, indicating its notice of termination of registration and filing requirements.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, changes in rent and occupancy, general conditions in our geographic markets, our future debt levels and financial position, our future capital expenditures, future distributions, future dispositions and other developments and trends of the real estate industry. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and they are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future results include, but are not limited to:

•	The inability to find buyers for properties at our expected sales prices;

•	Failure to lease our properties, defaults on or non-renewal of existing leases by customers, or lease renewals at lower than expected rent;

•	A decrease in value of our properties;

•	Difficulties in economic conditions in our geographic markets and industry sector;

•	Competition for customers;

•	Risks associated with disposition and development of properties;

•	Greater than expected liquidation costs or liabilities;

•	Environmentally hazardous conditions at our properties and the cost of environmental compliance;

•	The failure to achieve the desired tax impact of the transactions contemplated with respect to the liquidating trust and resultant tax treatment relating to, arising from or incurred in connection with such transactions;

•	Our failure to renew or extend necessary financing or an increase in interest rates or unfavorable changes in other financing terms;

•	Conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	Increases in interest rates, operating costs or greater than expected capital expenditures; and

•	Changes to U.S. generally accepted accounting principles (“GAAP”).

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our beneficiaries are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved.

ii

PART I

ITEM 1.	BUSINESS

As used herein, the terms “DC Industrial Liquidating Trust,” the “Trust”, “we,” “our,” or “us” refer to DC Industrial Liquidating Trust and its consolidated subsidiaries, except where otherwise indicated.

Overview

We were formed on September 18, 2015 as a statutory trust under Maryland law to hold and liquidate the 11 properties excluded from the merger (the “Merger”) of Industrial Income Trust Inc. (“IIT”) with and into a subsidiary of Western Logistics, LLC (“Western Logistics”), an affiliate of Global Logistic Properties Limited (“GLP”).

IIT, a Maryland corporation formed in May 2009, was a leading U.S. industrial real estate investment trust (“REIT”) that had built a national operating company of high-quality distribution warehouses leased to creditworthy corporate customers. IIT’s properties generated revenue through the rents the corporate customers paid to use the properties in their supply chain. IIT purchased its first property in June 2010, and from 2010 through mid-2015, raised approximately $2.2 billion of equity capital from investors. IIT operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

On November 4, 2015, IIT completed the Merger with Western Logistics. At the merger effective time, each share of common stock, $0.01 par value per share, of IIT then issued and outstanding was converted into the right to receive an amount in cash equal to $10.30 per share, without interest and subject to any applicable withholding tax obligations. Immediately prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

On November 4, 2015, IIT filed a Form 15 with the SEC to terminate the registration of IIT’s common stock under the Exchange Act, at which point IIT ceased filing reports under the Exchange Act.

The Trust

On November 3, 2015, in accordance with certain provisions of the merger agreement (the “Merger Agreement”), which provisions (together with the Liquidating Trust Agreement (as defined below)) we refer to herein as our “plan of liquidation,” IIT contributed the Trust’s properties to DC Liquidating Assets Holdco LLC (the “Liquidating Company”) in exchange for all of the common equity interests in the Liquidating Company.

The Trust holds its 11 properties through its ownership of 100% of the common membership interests in the Liquidating Company, which indirectly wholly owns each of the properties. The Trust acts as managing member of the Liquidating Company. An affiliate of Industrial Income Advisors Group LLC (“IIT’s Sponsor”), which was the owner of IIT’s external advisor, owns the additional interests in the Liquidating Company. These interests are special units (the “Special Units”) that are intended to be consistent in economic effect to the special partnership units that IIT’s Sponsor previously held in Industrial Income Operating Partnership LP, which was IIT’s operating partnership. The Special Units entitle IIT’s Sponsor to receive 15% of each distribution of “Net Sale Proceeds” (as defined below), while the Trust is entitled to receive 85% of Net Sale Proceeds and 100% of any other distributions. The Liquidating Company’s limited liability company agreement generally defines Net Sale Proceeds to be the proceeds of any sale or disposition transaction with respect to any of our properties or any other asset or portion thereof, less selling expenses and secured indebtedness repaid or assumed in connection with the transaction, together with any other available amounts that the Trust, as managing member of the Liquidating Company, determines to be economically equivalent to sale proceeds, such as proceeds from any loan that are available for distribution. The organizational structure of the Trust and its properties is as follows:

On November 4, 2015, prior to completion of the Merger, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) $0.26 per share of net cash proceeds (collectively, the “Special Dividend”). On November 3, 2015, prior to the distribution of the Special Dividend to the IIT stockholders on November 4, 2015, the Trust and our three trustees, Dwight L. Merriman, Marshall M. Burton and Stanley A. Moore, entered into an Amended and Restated Agreement and Declaration of Trust (the “Liquidating Trust Agreement”).

The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Units of beneficial interest may not be transferred or assigned, except by will, intestate succession or operation of law or through certain transfers of beneficial interests held by a tax-qualified employee retirement plan or account to the extent that the transfer is required to satisfy a required minimum distribution under the plan or account.

The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of our properties, including selling or otherwise disposing of our properties, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate. The trustees do not expect to make distributions to beneficiaries, other than the distribution of net loan proceeds and other available cash on the Merger closing date and distributions of Net Sale Proceeds of our properties.

The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from November 4, 2015. Notwithstanding the foregoing, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust, provided that the trustees have requested and obtained additional no-action assurance from the SEC regarding relief from registration and reporting requirements under the Exchange Act, as amended prior to such extension.

We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our financial information and Item 2, “Properties,” for further details concerning our portfolio.

The Trust Advisor

On November 3, 2015, the Trust, the Liquidating Company, and DCG Liquidating Advisor LLC (the “Trust Advisor”) entered into a management services agreement (the “Management Services Agreement”) pursuant to which the Trust Advisor was appointed to provide certain development, construction, and asset management oversight services for each of our properties, to assist in the sale of our properties, and to provide administrative services to us, the Liquidating Company and our subsidiaries. The Trust Advisor is a controlled affiliate of IIT’s Sponsor, which is the indirect owner of the Special Units in the Liquidating Company. Mr. Merriman, a trustee and chief executive officer of the Trust, is a member of the board of managers of the Trust Advisor.

Investment Objectives

Our primary investment objective is to sell all of our properties with the goal of maximizing value for our beneficiaries. At the merger effective time, we estimated that an additional $0.56 net per unit would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses), based on management’s estimates of the market value of each property upon stabilization, the costs to complete the development and leasing of our properties, and liquidation expenses. The actual amounts ultimately distributed by the Trust will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries in connection with the Trust or the timing of the liquidation of the Trust.

Liquidation Update

As of the date of this report, we had not sold any properties nor did we have any commitments to purchase any of our properties. All of our properties, with the exception of the one land parcel, were either under development or in the lease-up stage. We currently anticipate completing our liquidation by selling our properties within the next 12 to 24 months. However, we can provide no assurance that we will be able to accomplish this within the estimated timeframe.

Tax Status and Treatment

We are treated as a grantor trust for income tax purposes and accordingly, are not subject to federal or state income tax on any income earned or gain recognized by us. We may recognize taxable income or loss, as the case may be, from our operation of the properties prior to their disposition, and taxable gain or loss as and when our assets are disposed of for an amount greater or less than the fair market value of such assets at the time of the initial distribution of the units in the Trust on November 4, 2015. Our beneficiaries will be treated as the owner of a pro rata portion of each remaining asset, including cash, received by and held by us and will be required to report on their federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by us.

We have issued an annual information statement to our beneficiaries with tax information for their tax returns for the period from November 4, 2015 to December 31, 2015. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

The Trust will file with the SEC annual reports showing the consolidated assets and liabilities of the Trust, as well as the receipts and disbursements of the Trust, although the Liquidating Trust Agreement does not require the financial statements of the Trust to be audited by an independent, registered public accounting firm. During the course of each fiscal year, whenever a material event relating to the assets of the Trust occurs, the Trust will file with the SEC an interim report describing such event.

Competition

As we complete our plan of liquidation, we will be in competition with other sellers of similar properties to identify suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining assets, we will be in competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. The market for the leasing of industrial real estate is very competitive. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which could have an adverse impact on our valuations in a sale. Principal factors of competition in the industrial real estate business are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, proposed new developments, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality industrial properties in the relevant markets.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Trust Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Trust Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Trust Advisor’s and its key personnel’s time; and conflicts related to the potential leasing and sale of properties. As a result of our potential competition with these entities, certain opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors,” for additional detail. The independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise. The trustees are required to exercise their rights and powers in good faith, and use the same degree of care and skill in their exercise as a prudent person would exercise or use under the circumstances in the conduct of their own affairs.

Compliance with Federal, State and Local Environmental Laws

The properties underlying our investments are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our beneficiaries could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees. Pursuant to the terms of the Management Services Agreement, the Trust Advisor assumes principal responsibility for managing our affairs and we compensate the Trust Advisor for these services.

ITEM 1A.	RISK FACTORS

If we are unable to find buyers for properties at our expected sales prices, our liquidating distributions to our beneficiaries may be delayed or reduced.

As of the date of this Annual Report on Form 10-K, none of our properties are subject to a binding sales agreement providing for its disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property, net of certain estimated development, leasing, and other transaction costs. However, we may have overestimated the sales price that we will ultimately be able to obtain for these assets. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon current appraisals and/or other indicators of value of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our remaining assets. If we are not able to find buyers for our assets in a timely manner or if we have overestimated the sales prices we will receive or underestimated the costs we will incur, our liquidating distributions to our beneficiaries would be delayed and/or reduced.

There could be delays in leasing up our properties or our properties could be difficult to sell, which could delay or reduce the liquidating distributions to our beneficiaries.

As of the date of this report, all of our properties, with the exception of the one land parcel, were under development or in the lease-up stage. If we are unable to lease up our properties for an extended period of time, this could result in rental revenues below expectations, resulting in less cash available for distributions to our beneficiaries. In addition, such delays could diminish the resale value of the properties because the market value of a particular property depends to a large degree upon the value of the cash flows generated by the leases associated with that property. Such a reduction on the resale value of a property could reduce distributions available for our beneficiaries upon the sale of that property. In addition, we may face certain difficulties selling our properties. The following factors, among others, may adversely affect our ability to lease up and maintain occupancy at our properties or our ability to sell our properties, which could delay or reduce the liquidating distributions to our beneficiaries:

•	weak economic conditions may result in defaults by customers at our properties or require us to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	weak economic conditions may preclude us from leasing our properties or increase the vacancy level of our assets;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render our properties difficult to sell or unattractive to prospective buyers;

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to customers, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to customers on turnover, which may limit our ability to increase our returns; and

•	inability to increase or maintain the current occupancy rates and/or further deterioration of property values may prevent prospective buyers from obtaining financing for the acquisition of our properties due to stricter loan to value ratios, which could increase the amount of equity investment needed to purchase the property.

Decreases in property values generally may reduce the amount that we receive upon a sale of our properties.

The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our customers, and the ability of our customers to satisfy their obligations under their leases;

•	potential major repairs which are not presently contemplated;

•	terminations and renewals of leases by our customers;

•	changes in interest rates and the availability of financing;

•	competition; and

•	changes in real estate tax rates and other operating expenses.

Any reduction in the value of our properties would make it more difficult for us to sell our remaining assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our remaining assets could decrease or delay the payment of liquidating distributions to our beneficiaries.

Our properties are concentrated in the industrial real estate sector and primarily in several of the largest distribution and logistics markets in the U.S., and our properties could be adversely affected by an economic downturn in that sector or in those geographic areas.

Our investments are concentrated in the industrial real estate sector and primarily in several of the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing in other sectors of the real estate industry, and such market concentrations may expose us to the risk of economic downturns in these areas. Adverse conditions in these markets may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates or force us to lower rental rates or offer customer incentives. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our properties and adversely affect our ability to make distributions to our beneficiaries.

We will be dependent on customers for revenue, and our inability to collect rent from our customers could delay or reduce the liquidating distributions to our beneficiaries.

Revenues from our properties will depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. In addition, certain of our properties may become occupied by a single customer, and as a result, the success of those properties will depend on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to our beneficiaries and could force us to find an alternative source of funding to pay any debt obligations, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated or if a customer defaults, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss, which could delay or reduce the liquidating distributions to our beneficiaries.

We compete with numerous other parties or entities for customers and may not compete successfully.

Our properties are all under development or in the lease-up stage. We compete with numerous other persons or entities in seeking to attract customers to our properties, including entities sponsored or advised by affiliates of IIT’s Sponsor. These competitors may have greater experience and financial strength, and there is no assurance that we can offer more favorable terms to customers than they can. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our ability to pay distributions to our beneficiaries.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions to our beneficiaries may be delayed or reduced.

We will seek to enter into binding sale agreements for all of our remaining assets. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of certain closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our beneficiaries could be delayed or reduced.

We may delay or reduce our estimated liquidating distributions.

Our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may differ materially from our estimate. In addition, the liquidating distributions may be paid later than we predict. We have the authority to sell our remaining assets on such terms and to such parties as we determine, in our trustees’ sole discretion. Moreover, our trustees have the discretion to make distributions of available cash to our beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, anticipated costs and expenses of the Trust and such other factors as they may consider appropriate. We do not currently expect to make distributions to beneficiaries other than distributions of net proceeds from future sales, financings and refinancings of our properties, and we may not make any such distributions to our beneficiaries until after all of our assets have been sold. Our beneficiaries will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell properties or recover our investment in one or more properties.

We are subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to liquidate our remaining assets within the next 12 to 24 months; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value of our assets within this estimated timeframe or at all. We cannot provide assurance that we will be able to dispose of our assets within the next 12 to 24 months, or at all, which could adversely impact the timing and amount of liquidating distributions to our beneficiaries.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our trustees may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our trustees may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation values may be lower than our estimates. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us or to establish a reserve fund, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.

If we are not able to sell our properties in a timely manner, we may experience liquidity problems, may not be able to meet our obligations to our creditors, which could subject our properties to foreclosure actions.

In the event we are not able to sell our properties within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, our properties could become subject to foreclosure actions.

Our properties are subject to property and other taxes that may increase in the future, which could adversely affect our ability to make distributions to our beneficiaries.

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

Risks related to property development may adversely affect our ability to dispose of our properties, which could delay or reduce the liquidating distributions to our beneficiaries.

Certain of our properties are under development and therefore are subject to certain risks associated with real estate development and construction activities. These risk include the following, among others:

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

The combination of these risks may adversely affect our ability to dispose of our properties, or may increase the costs we incur, which could delay or reduce the liquidating distributions to our beneficiaries.

Lease agreements may have specific provisions that may adversely affect our ability to make distributions to our beneficiaries.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their leases by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results. Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We could be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us and our ability to make distributions to our beneficiaries.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to manage and liquidate our assets. In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations. In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect our properties, which could delay or reduce the liquidating distributions to our beneficiaries.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. There can be no assurance that funding will be available to us for repair or reconstruction of damaged property in the future or for liability payments to accident victims.

Environmentally hazardous conditions may adversely affect our properties, which could delay or reduce the liquidating distributions to our beneficiaries.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our properties, consequently, amounts available for distribution to our beneficiaries.

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

Some of our properties may contain underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

Costs of complying with environmental laws and regulations may delay or reduce the liquidating distributions to our beneficiaries.

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

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our beneficiaries.

Our properties may also be subject to the Americans with Disabilities Act of 1990 (the “Act”), as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the Act will reduce the amount of cash available for distribution to our beneficiaries.

We may not have funding for future customer improvements which may adversely affect the value of our assets and delay or reduce the liquidating distributions to our beneficiaries.

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

We have, and intend to continue to incur secured indebtedness and other borrowings, which could hinder our ability to make distributions to our beneficiaries.

We intend to continue to finance a portion of our properties with borrowed funds. We may also borrow funds to make distributions or for any working capital purposes. High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service debt on that property, then the amount available for distributions to beneficiaries may be reduced. In addition, incurring secured debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of beneficiaries’ units. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of debt secured by our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any secured debt contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our beneficiaries could be adversely affected.

Increases in interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the amount of cash distributions we can make to our beneficiaries.

If debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance our properties. In addition, when we incur debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our beneficiaries and may hinder our ability to raise more capital by borrowing more money.

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

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our beneficiaries, to replace the Trust Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further leverage property, discontinue insurance coverage or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Trust Advisor or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest on, interest-only indebtedness through our credit facility and may continue to obtain interest-only indebtedness in the future. Of our approximately $71.4 million of outstanding debt at December 31, 2015, all of it currently requires interest-only payments. During the interest-only period, interest on the loan is payable monthly but may be advanced by the lender, which has the effect of increasing the outstanding principal balance of the loan by the amount of interest so paid. During the development and stabilization periods of the properties we expect to pay interest by adding it to the outstanding principal balance in this manner; however, we cannot continue to add interest to principal once interest reserves are depleted or once the outstanding principal balance of the loan equals the maximum available to be borrowed. If the amount available under the loan is insufficient to pay interest when due, we are still obligated to pay that interest. After the interest-only period, we will be required to make a lump-sum or “balloon” payment at maturity, which is November 3, 2017 (subject to our ability to extend the maturity by one year in certain circumstances). This required balloon principal payment and obligation to pay interest may increase our risk of default under the related loan and will otherwise reduce the funds available for other purposes, including our ability to pay cash distributions to our beneficiaries because cash otherwise available for distribution will be required to pay principal and interest associated with the credit facility.

Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to obtain financing or refinance the loan on terms as favorable as the original loan, or sell the property at a price sufficient to make the balloon payment, which, in turn, could affect the distributions available to our beneficiaries and the projected time of disposition of our assets. In an environment of increasing interest rates, we risk being unable to refinance such debt if interest rates are higher at a time a balloon payment is due.

Payments to the holder of the Special Units will reduce cash available for distribution to our beneficiaries.

An affiliate of IIT’s Sponsor, as the holder of the Special Units in the Liquidating Company, is entitled to receive a cash payment upon dispositions of our assets, which further will reduce cash available for distribution to our beneficiaries. The holder of the Special Units is entitled to receive 15% of each distribution of Net Sale Proceeds, and the Trust, as the holder of the common membership units in the Liquidating Company, is entitled to receive 85% of each distribution of Net Sale Proceeds and 100% of any other distributions.

The Trust Advisor and its affiliates and related parties, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our beneficiaries’ best interests.

The Trust Advisor and its affiliates and related parties and our officers and some of our trustees, indirectly through their relationships with the Trust Advisor, receive substantial fees from us in return for their services and these fees could influence the Trust Advisor’s advice to us. The Trust Advisor will receive the following fees in exchange for the services it performs under the Management Services Agreement:

•	Acquisition development fees, in connection with services related to the development, construction, improvement or stabilization or overseeing the provision of these services by third parties on the Trust’s behalf, will equal up to 4.0% of total project cost, including debt; and

•	An asset management fee, as partial compensation for services rendered in connection with the management and disposition of each of our properties, consisting of (i) a monthly fee equal to one-twelfth of 0.80% of the aggregate cost (before non-cash reserves and depreciation) of each such property and (ii) in connection with a disposition of any such property, a fee equal to 2.0% of the sales price in connection with such disposition.

Among other matters, the compensation arrangements could affect the Trust Advisor’s judgment with respect to property dispositions, which allow the Trust Advisor to earn additional asset management fees and distributions from sales. These fees may incentivize the Trust Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. Moreover, the Trust Advisor has considerable discretion with respect to the terms and timing of disposition transactions. Considerations relating to compensation from us to the Trust Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our beneficiaries’ best interests, which could hurt our ability to pay them distributions.

The Trust Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and, accordingly, may not be able to devote adequate time to the Trust, and the Trust Advisor may not be able to hire or retain adequate additional employees.

All of the Trust Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other entities affiliated with IIT’s Sponsor and related parties. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to the Trust. In addition, we may only terminate our Management Services Agreement with the Trust Advisor for misconduct by the Trust Advisor or material breach of the Trust Advisor Agreement by the Trust Advisor. As a result, the Trust Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between the Trust and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Trust Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Trust Advisor may not be able to hire adequate additional personnel. Moreover, if the Trust Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by IIT’s Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of IIT’s Sponsor or its affiliates, we may be adversely affected and our liquidating distributions to our beneficiaries could be reduced or delayed.

We may enter into transactions with the Trust Advisor or affiliates or other related entities of the Trust Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.

We may enter into transactions with the Trust Advisor or with affiliates or other related entities of the Trust Advisor. For example, we may sell our assets to affiliates or other related entities of the Trust Advisor. The Trust Advisor and/or its management team could experience a conflict in representing our interests in such transactions. In any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party, which could have an adverse effect on the funds available to be distributed to our beneficiaries.

There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.

Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interest generally are not transferable except by will, intestate succession or operation of law. Therefore, our units of beneficial interest are illiquid and our beneficiaries will have no ability to dispose of them other than in limited circumstances

Our board of trustees generally has full discretion to manage our properties, which increases the uncertainties faced by our beneficiaries.

Our board of trustees generally has full discretion to manage our properties, including determining our policies regarding dispositions, financing and distributions. Our board of trustees may amend or revise these and other policies without providing notice to or obtaining the consent of our beneficiaries. Under our Management Services Agreement and the Liquidating Trust Agreement, our beneficiaries have a right to vote only on limited matters. Our board of trustees’ broad discretion in managing our properties and setting policies and our beneficiaries’ inability to exert control over those policies increases the uncertainty and risks our beneficiaries face, especially if our board of trustees and beneficiaries disagree as to what course of action is in our beneficiaries’ best interests.

Our organizational documents limit our beneficiaries’ rights to bring claims against our officers and trustees.

The Liquidating Trust Agreement provides that, subject to the applicable limitations set forth therein or under Maryland law, no trustee or officer will be liable to us or our beneficiary for monetary damages. The Liquidating Trust Agreement also provides that we will generally indemnify and advance payment for expenses to our trustees, our officers, the Trust Advisor and its affiliates for losses they may incur by reason of their service in those capacities, subject to limitations described in the Liquidating Trust Agreement. Moreover, we have entered into separate indemnification agreements with each of our officers and trustees. As a result, we and our beneficiaries have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.

Our beneficiaries may recognize taxable income as a result of their ownership of units in the Trust.

The Trust is intended to be treated as a grantor trust for federal income tax purposes. Accordingly, each unit in the Trust will represent ownership of an undivided proportionate interest in all of the assets and liabilities of the Trust, and each unitholder will be treated for federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Trust. The long-term or short-term character of any capital gain or loss recognized in connection with the sale of the Trust’s assets will be determined based upon a holding period commencing at the time of the acquisition by each unitholder of his or her units in the Trust. If the Trust fails to qualify as a grantor trust, its treatment will depend, among other things, upon the reasons for its failure to so qualify. In such case, the Trust could be taxable as a corporation, which could mean that any income generated by the Trust would be subject to double taxation (i.e., taxed first at the Trust level and then a second time at the unitholder level upon any distribution by the Trust).

We may compete with entities sponsored or advised by affiliates of our Trust Advisor for opportunities to sell properties and for customers, which may have an adverse impact on our ability to pay distributions to our beneficiaries.

We may finance or sell properties at the same time as entities sponsored or advised by affiliates of our Trust Advisor. Therefore, our properties may compete for buyers or customers with other properties owned and/or managed by entities sponsored or advised by affiliates of our Trust Advisor. The Trust Advisor may face conflicts of interest when evaluating disposition or customer leasing opportunities for our properties and other properties owned and/or managed by entities sponsored or advised by affiliates of the Trust Advisor, and these conflicts of interest may have a negative impact on our ability to attract and retain customers or dispose of our terms that are as beneficial to us, which may have an adverse effect on our ability to pay distributions to our beneficiaries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Portfolio Overview

As of December 31, 2015, we owned 11 industrial properties, of which eight were in the lease-up stage, two were under development and one was a land parcel. The ten properties in the lease-up stage or under development consist of warehouse distribution facilities suitable for single or multiple customers. Upon completion of such development and lease up, as applicable, we expect that most of our properties will be subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition we expect that our leases will typically include fixed rental increases or consumer price index-based rental increases. We expect that our lease terms typically will range from one to ten years, and will often include renewal options.

As of December 31, 2015, none of our properties were occupied and approximately 32,000 square feet of our total portfolio was leased. The leased rate reflects square footage with leases in-place that have not yet commenced. We expect that the majority of our customers will not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

The following table presents certain additional information about these properties:

(square feet in thousands)	Market	Number of Properties	Rentable Square Feet (1)	Percent Leased	Stage	Completion Date (2)
Bluegrass DC II	Atlanta	1	163	—%	Under Development	Q2-2016

Subtotal—Atlanta Market		1	163	—%

Cajon DC	So. California	1	831	—%	Lease Up	Q3-2014
Redlands DC	So. California	1	771	—%	Lease Up	Q3-2015

Subtotal—So. California Market		2	1,602	—%

Lehigh Valley Crossing DC I	Pennsylvania	1	400	—%	Lease Up	Q4-2015
Lehigh Valley Crossing DC II	Pennsylvania	1	210	—%	Under Development	Q4-2016
Lehigh Valley Crossing DC III	Pennsylvania	1	106	—%	Lease Up	Q4-2015

Subtotal—Pennsylvania Market		3	716	—%

Miami DC III	So. Florida	1	102	—%	Lease Up	Q4-2015
Miami DC IV	So. Florida	1	88	—%	Lease Up	Q4-2015
Miami DC III Land	So. Florida	1	—	N/A	N/A	N/A
Tamarac Commerce Center II	So. Florida	1	104	31%	Lease Up	Q4-2015
Tamarac Commerce Center III	So. Florida	1	42	—%	Lease Up	Q4-2015

Subtotal— So. Florida Market		5	336	10%

Total Portfolio		11	2,817	1%

(1)	Rentable square feet for projects under development is projected and cannot be assured.
(2)	The completion date represents the fiscal quarter in which the acquisition date, date of building shell completion, or estimated date of shell completion occurred or is estimated to occur. There can be no assurances that properties with completion dates in the future will be completed within the time frame provided in the table above.

Debt Obligations

On November 4, 2015, the Liquidating Company entered into a secured credit facility with commitments of up to $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund (i) certain fees and transaction expenses in connection with the consummation of the Merger and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in this special distribution amount, $0.26 per share was paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each subsidiary borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

The credit facility has a current stated interest rate of one-month LIBOR, updated monthly, plus a margin of 3.00%. Certain interest expense may be funded through loan advances. The credit facility matures on November 3, 2017, and may be extended pursuant to a one-year extension option, which may be exercised as long as there are no existing defaults, and upon payment of an extension fee and subject to certain other conditions.

As of December 31, 2015, we had $71.4 million outstanding under the credit facility with an interest rate of 3.43%. The unused portion was $48.6 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. These covenants could limit the borrowers’ ability to make borrowings under the credit facility. The credit facility also contains certain events of default including, but not limited to: the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable. The borrowers were in compliance with all debt covenants as of December 31, 2015.

The foregoing description of the credit facility is qualified in its entirety by reference to the Loan Agreement, the Promissory Note, the Repayment Guaranty Agreement and the Completion Guaranty Agreement attached as Exhibits 10.6, 10.7, 10.8 and 10.9 to this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or with respect to which any of our properties are subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for the units of beneficial interest in the Trust. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, no admitted for trading in any market, including the over-the-counter market. The units generally are not transferable except by operating of law, will or intestate succession.

Beneficiaries

As of February 26, 2016, we had 53,420 beneficiaries.

Distributions

Prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

From November 4, 2015 to December 31, 2015, we did not pay any distributions. We do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties, which distributions may not occur until we sell all of our properties. Each distribution will be made pro rata according to the number of our beneficiaries’ respective units owned.

Equity Compensation Plan Information

We do not have an equity compensation plan currently in place as we do not have any employees. In keeping with our plan of liquidation, we do not expect to adopt any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands)	As of December 31, 2015 (1)
STATEMENT OF NET ASSETS IN LIQUIDATION:
Total assets	$231,603
Debt	71,381
Net assets in liquidation	124,681

(in thousands)	For the Period from November 3, 2015 to December 31, 2015 (1)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION:
Net assets contributed to the Trust on November 3, 2015	$125,107
Change in net assets in liquidation	(426)

Net assets in liquidation as of December 31, 2015	$124,681

(1)	In accordance with the Merger Agreement providing for the Merger, our net assets were contributed by IIT to us on November 3, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Background

We were formed on September 18, 2015 as a statutory trust under Maryland law to hold and liquidate the 11 properties excluded from the Merger of IIT with and into a subsidiary of Western Logistics, an affiliate of GLP.

IIT, a Maryland corporation formed in May 2009, was a leading U.S. industrial REIT that had built a national operating company of high-quality distribution warehouses leased to creditworthy corporate customers. IIT’s properties generated revenue through the rents the corporate customers paid to use the properties in their supply chain. IIT purchased its first property in June 2010, and from 2010 through mid-2015 raised approximately $2.2 billion of equity capital from investors. IIT operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

On November 4, 2015, IIT completed the Merger with Western Logistics. At the merger effective time, each share of common stock, $0.01 par value per share, of IIT then issued and outstanding was converted into the right to receive an amount in cash equal to $10.30 per share, without interest and subject to any applicable withholding tax obligations. Immediately prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

On November 4, 2015, IIT filed a Form 15 with the SEC to terminate the registration of IIT’s common stock under the Exchange Act, at which point IIT ceased filing reports under the Exchange Act.

The Trust

On November 3, 2015, in accordance with certain provisions of the Merger Agreement, IIT contributed the Trust’s properties to the Liquidating Company in exchange for all of the common equity interests in the Liquidating Company.

The Trust holds its 11 properties through its ownership of 100% of the common membership interests in the Liquidating Company, which indirectly wholly owns each of the properties. The Trust acts as managing member of the Liquidating Company. IIT’s Sponsor, which was the owner of IIT’s external advisor, owns the additional interests in the Liquidating Company. These interests are Special Units that are intended to be consistent in economic effect as the special partnership units that IIT’s Sponsor previously held in Industrial Income Operating Partnership LP, which was IIT’s operating partnership. The Special Units entitle IIT’s Sponsor to receive 15% of each distribution of Net Sale Proceeds, while the Trust is entitled to receive 85% of Net Sale Proceeds and 100% of any other distributions. The organizational structure of the Trust and its properties is as follows:

On November 4, 2015, prior to completion of the Merger, IIT distributed to its stockholders the Special Dividend. On November 3, 2015, prior to the distribution of the Special Dividend to the IIT stockholders, the Trust and our three trustees, Dwight L. Merriman, Marshall M. Burton and Stanley A. Moore, entered into the Liquidating Trust Agreement.

The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Units of beneficial interest may not be transferred or assigned, except by will, intestate succession or operation of law or through certain transfers of beneficial interests held by a tax-qualified employee retirement plan or account to the extent that the transfer is required to satisfy a required minimum distribution under the plan or account.

The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of our properties, including selling or otherwise disposing of our properties, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate. The trustees do not expect to make distributions to beneficiaries, other than the distribution of net loan proceeds and other available cash on the Merger closing date and distributions of Net Sale Proceeds of our properties.

The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from November 4, 2015. Notwithstanding the foregoing, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust, provided that the trustees have requested and obtained additional no-action assurance from the SEC regarding relief from registration and reporting requirements under the Exchange Act, as amended prior to such extension.

We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our financial information and Item 2, “Properties,” for further details concerning our portfolio.

The Trust Advisor

On November 3, 2015, the Trust, the Liquidating Company, and the Trust Advisor entered into the Management Services Agreement pursuant to which the Trust Advisor was appointed to provide certain development, construction, and asset management oversight services for each of our properties, to assist in the sale of our properties, and to provide administrative services to us, the Liquidating Company and our subsidiaries. The Trust Advisor is a controlled affiliate of IIT’s Sponsor, which is the indirect owner of the Special Units in the Liquidating Company. Mr. Merriman, a trustee and chief executive officer of the Trust, is a member of the board of managers of the Trust Advisor.

Liquidation Update

As of the date of this report, we had not sold any properties nor did we have any commitments to purchase any of our properties. All of our properties, with the exception of the one land parcel, were either under development or in the lease-up stage. We currently anticipate completing our liquidation by selling our properties within the next 12 to 24 months. However, we can provide no assurance that we will be able to accomplish this within the estimated timeframe.

TRANSFERRED TO TRUST

Pursuant to the Merger Agreement, on November 3, 2015, IIT transferred the following assets and liabilities to us:

(in thousands)	As of November 3, 2015
Investments in real estate	$209,700
Cash	12,360
Restricted cash	10,300
Other assets	31
Accounts payable and accrued expenses	(4,994)
Accrued liquidation costs	(30,746)
Accrued capital	(437)
Debt	(71,012)
Security deposits and prepaid rent	(82)
Related party payables	(13)

Net assets in liquidation	$125,107

CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)	For the Period from November 3, 2015 to December 31, 2015
Net assets contributed to the Trust on November 3, 2015	$125,107
Change in assets and liabilities:
Development activities	2,864
Tenant improvements	779
Other accounts payable and accrued expenses	788
Accrued liquidation costs	(57)
Debt	(369)

Net change in assets and liabilities	4,005
Change in cash	(4,431)

Change in net assets in liquidation	(426)

Net assets in liquidation, at end of period	$124,681

For the Period from November 3, 2015 to December 31, 2015

Net assets in liquidation decreased by $0.4 million during the period from November 3, 2015 to December 31, 2015. This decrease was primarily due to a decrease in cash invested in development activity, tenant improvements, and other leasing activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources for meeting our capital requirements are our cash on hand, our credit facility availability, and proceeds from the disposition of our remaining assets in accordance with our plan of liquidation. Our principal uses of funds are and will continue to be for capital expenditures, including development completion, tenant improvement and leasing costs, and payments under our debt obligations, all of which we expect to be able to adequately fund over the next 12 months from our primary sources of capital.

Capital Resources and Uses of Liquidity

In addition to cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Credit Facility. On November 4, 2015, the Liquidating Company entered into a secured credit facility with commitments of up to $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund (i) certain fees and transaction expenses in connection with the consummation of the Merger and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in this special distribution amount, $0.26 per share was paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each subsidiary borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

The credit facility has a current stated interest rate of one-month LIBOR, updated monthly, plus a margin of 3.00%. Certain interest expense may be funded through loan advances. The credit facility matures on November 3, 2017, and may be extended pursuant to a one-year extension option, which may be exercised as long as there are no existing defaults, and upon payment of an extension fee and subject to certain other conditions.

As of December 31, 2015, we had $71.4 million outstanding under the credit facility with an interest rate of 3.43%. The unused portion was $48.6 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. These covenants could limit the borrowers’ ability to make borrowings under the credit facility. The credit facility also contains certain events of default including, but not limited to: the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable. The borrowers were in compliance with all debt covenants as of December 31, 2015.

The foregoing description of the credit facility is qualified in its entirety by reference to the Loan Agreement, the Promissory Note, the Repayment Guaranty Agreement and the Completion Guaranty Agreement attached as Exhibits 10.6, 10.7, 10.8 and 10.9 to this Annual Report on Form 10-K.

Dispositions of Properties. We were formed to liquidate and sell each of our properties, and the Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of our properties, including selling or otherwise disposing of our properties. The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from November 4, 2015. We expect to use the net proceeds of our property dispositions to make liquidating distributions to our beneficiaries.

Distributions. Liquidating distributions to our beneficiaries will be determined by our trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our estimated future capital requirements and other factors our trustees may deem relevant.

Prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

From November 4, 2015 to December 31, 2015, we did not pay any distributions. We do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties, which distributions may not occur until we sell all of our properties. Each distribution will be made pro rata according to the number of our beneficiaries’ respective units owned.

CONTRACTUAL OBLIGATIONS

The following table summarizes estimated future contractual obligations and commitments, due by period, as of December 31, 2015:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$2,487	$73,741	$—	$—	$76,228
Unfunded development commitments (2)	18,305	—	—	—	18,305

Total	$20,792	$73,741	$—	$—	$94,533

(1)	Includes principal and interest on debt. See “Note 5 to the Consolidated Financial Statements” for more detail.
(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset, and in August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

INFLATION

Until we complete our plan of liquidation, we may be exposed to inflation risk to the extent that such increases in costs of owning and managing our properties are not reimbursed or paid by our customers. Our leases may require our customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing our plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual amounts realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations are made based on anticipated sales dates or lease-up our remaining assets. As we currently do not have sufficient information to estimate the anticipated sale date of our remaining assets, we are not able to reasonably estimate future cash flows and therefore, are expensing costs as incurred and recognizing income as earned until such time we have sufficient information to make such an estimate. Additionally, due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with our plan of liquidation and pending the liquidation of our portfolio, we will seek to maximize occupancy rates, control operating expenses and maximize income from ancillary operations and services. It is our policy that when we execute a material purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales prices, we will adjust our liquidation values accordingly. Under our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on our variable rate debt, which consists of borrowings under our credit facility. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $71.4 million of aggregate borrowings under our credit facility. A hypothetical 10% change in the average LIBOR-index on the outstanding balance of our variable interest rate debt as of December 31, 2015, would change our annual interest expense by approximately $31,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DC INDUSTRIAL LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)	As of December 31, 2015
ASSETS
Real estate held for sale	$213,343
Cash	7,929
Restricted cash	10,300
Other assets	31

Total assets	$231,603

LIABILITIES
Accounts payable and accrued expenses	$4,206
Accrued liquidation costs	30,803
Accrued capital	437
Debt	71,381
Security deposits and prepaid rent	82
Related party payables	13

Total liabilities	106,922

Commitments and contingencies (Note 7)

Net assets in liquidation	$124,681

See accompanying Notes to Consolidated Financial Statements.

DC INDUSTRIAL LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)	For the Period from November 3, 2015 to December 31, 2015
Net assets contributed to the Trust on November 3, 2015	$125,107
Change in assets and liabilities:
Development activities	2,864
Tenant improvements	779
Other accounts payable and accrued expenses	788
Accrued liquidation costs	(57)
Debt	(369)

Net change in assets and liabilities	4,005
Change in cash	(4,431)

Change in net assets in liquidation	(426)

Net assets in liquidation, at end of period	$124,681

See accompanying Notes to Consolidated Financial Statements.

DC INDUSTRIAL LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Trust” refers to DC Industrial Liquidating Trust and its consolidated subsidiaries.

The Trust was formed on September 18, 2015 as a statutory trust under Maryland law to hold and liquidate the 11 properties excluded from the merger (the “Merger”) of Industrial Income Trust Inc. (“IIT”) with and into a subsidiary of Western Logistics, LLC (“Western Logistics”), an affiliate of Global Logistic Properties Limited (“GLP”).

IIT, a Maryland corporation formed in May 2009, was a leading U.S. industrial Real Estate Investment Trust (“REIT”) that had built a national operating company of high-quality distribution warehouses leased to creditworthy corporate customers. IIT’s properties generated revenue through the rents the corporate customers paid to use the properties in their supply chain. IIT purchased its first property in June 2010, and from 2010 through mid-2015 raised approximately $2.2 billion of equity capital from investors. IIT operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

On November 4, 2015, IIT completed the Merger and filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of IIT’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at which point IIT ceased filing reports under the Exchange Act.

The Trust currently operates as one reportable segment comprised of industrial real estate.

2.	PLAN OF LIQUIDATION

On November 3, 2015, in accordance with certain provisions of the merger agreement (the “Merger Agreement”), IIT contributed the Trust’s properties to DC Liquidating Assets Holdco LLC (the “Liquidating Company”) in exchange for all of the common equity interests in the Liquidating Company.

The Trust holds its 11 properties through its ownership of 100% of the common membership interests in the Liquidating Company, which indirectly wholly owns each of the properties. The Trust acts as managing member of the Liquidating Company. An affiliate of Industrial Income Advisors Group LLC (“IIT’s Sponsor”), which was the owner of IIT’s external advisor, owns the additional interests in the Liquidating Company. These interests are special units (“Special Units”) that are intended to be consistent in economic effect to the special partnership units that IIT’s Sponsor previously held in Industrial Income Operating Partnership LP, which was IIT’s operating partnership. The Special Units entitle IIT’s Sponsor to receive 15% of each distribution of “Net Sale Proceeds” (as defined below), while the Trust is entitled to receive 85% of Net Sale Proceeds and 100% of any other distributions. The Liquidating Company’s limited liability company agreement generally defines Net Sale Proceeds to be the proceeds of any sale or disposition transaction with respect to any of the Trust’s properties or any other asset or portion thereof, less selling expenses and secured indebtedness repaid or assumed in connection with the transaction, together with any other available amounts that the Trust, as managing member of the Liquidating Company, determines to be economically equivalent to sale proceeds, such as proceeds from any loan that are available for distribution.

On November 4, 2015, prior to completion of the Merger, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under the credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an estimated $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds. The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Units of beneficial interest may not be transferred or assigned, except by will, intestate succession or operation of law.

As of the date of this report, the Trust had not sold any properties nor did the Trust have any purchase commitments for any of its properties. All of the Trust’s properties, with the exception of the one land parcel, were either under development or in the lease-up stage. The Trust currently anticipates completing its liquidation by selling its properties within the next 12 to 24 months. However, the Trust can provide no assurance that it will be able to accomplish this within the estimated timeframe.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

Basis of Consolidation

The consolidated financial statements include the accounts of the Trust and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing the Trust’s plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual amounts realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations are made based on the anticipated sales dates or lease-up of the Trust’s remaining assets. As the Trust currently does not have sufficient information to estimate the anticipated sale date of its remaining assets, the Trust is not able to reasonably estimate future cash flows and therefore, are expensing costs as incurred and recognizing income as earned until such time it has sufficient information to make such an estimate. Additionally, due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statement of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of the

Trust’s remaining assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Accrued Liquidation Costs

The Trust accrues for certain estimated liquidation costs to the extent they are reasonably determinable. These costs consist of: (i) a disposition fee equal to 2% of the estimated sales prices in connection with the disposition of any of the Trust’s properties; (ii) a promote fee calculated as 15% of the estimated net sales prices, including the disposition fee, in connection with the disposition of any of the Trust’s properties; and (iii) third party costs comprised primarily of transfer taxes, legal fees, and broker fees based on estimated sales prices. See “Note 6” for additional information concerning the disposition fee and promote fee.

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust may recognize taxable income or loss, as the case may be, from its operation of the properties prior to their disposition, and its share of taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such assets at the time it was transferred from IIT to the Liquidating Company. The Trust’s beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, and each liability received by and held by the Trust through the Liquidating Company and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Trust to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Trust believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Recent Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Trust is currently evaluating the effect this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset, and in August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Trust is currently evaluating the effect this guidance will have on its consolidated financial statements.

4.	REAL ESTATE HELD FOR SALE

As of December 31, 2015, the Trust’s real estate investments were comprised of 11 properties held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, the properties are recorded at fair value less costs to sell. The Trust will not be acquiring any new properties. For the period from November 3, 2015 to December 31, 2105, the Trust had not disposed of any properties.

5.	DEBT

On November 4, 2015, the Liquidating Company entered into a secured credit facility with commitments of up to $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund (i) certain fees and transaction expenses in connection with the consummation of the Merger and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in this special distribution amount, $0.26 per share was paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each subsidiary borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

The credit facility has a current stated interest rate of one-month LIBOR, updated monthly, plus a margin of 3.00%. Certain interest expense may be funded through loan advances. The credit facility matures on November 3, 2017, and may be extended pursuant to a one-year extension option, which may be exercised as long as there are no existing defaults, and upon payment of a 0.25% extension fee and subject to certain other conditions.

As of December 31, 2015, the Trust had $71.4 million outstanding under the credit facility with an interest rate of 3.43%. The unused portion was $48.6 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. These covenants may limit the borrowers’ ability to make borrowings under the credit facility. The borrowers were in compliance with all debt covenants as of December 31, 2015. The credit facility also contains certain events of default including, but not limited to, the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable.

6.	RELATED PARTY TRANSACTIONS

The Trust relies on the Trust Advisor, a related party, to provide certain development, construction, and asset management oversight services for each of the Trust’s properties, to assist in the sale of the Trust’s properties and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries, pursuant to the Management Services Agreement, dated November 3, 2015. The Trust Advisor is a controlled affiliate of IIT’s Sponsor, an affiliate of which is the indirect owner of the Special Units in the Liquidating Company. Mr. Merriman, a trustee and chief executive officer of the Trust, is a member of the board of managers of the Trust Advisor. The Trust Advisor receives the following fees in exchange for the services it performs under the Management Services Agreement:

Acquisition Development Fees. The Trust Advisor will receive acquisition development fees up to 4.0% of total project costs, including debt, in connection with services related to the development, construction, improvement or stabilization or overseeing the provision of these services by third parties on the Trust’s behalf. For the period from November 3, 2015 to December 31, 2015, the Trust incurred $0.1 million of acquisition development fees.

Asset Management Fees. The Trust Advisor will receive asset management fees as partial compensation for services rendered in connection with the management and disposition of the each of our properties, consisting of (i) a monthly fee equal to one-twelfth of 0.80% of the aggregate cost (before non-cash reserves and depreciation) of each such property and (ii) in connection with a disposition of any such property a fee equal to 2.0% of the aggregate sales price in connection with such disposition. For the period from November 3, 2015 to December 31, 2015, the Trust accrued $4.4 million of asset management fees.

Other Expense Reimbursements. The Trust also is obligated, subject to certain limitations, to reimburse the Trust Advisor for certain costs incurred by the Trust Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to the Trust under the Management Services Agreement, provided that the Trust Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Trust did not incur any other expense reimbursements for the period from November 3, 2015 to December 31, 2015.

Special Units

In accordance with the Merger Agreement, as of November 3, 2015, IIT’s Sponsor owns Special Units in the Liquidating Company comparable to the special partnership units that IIT’s Sponsor previously held in Industrial Income Operating Partnership LP. The holder of the Special Units is entitled to receive 15% of each distribution of Net Sale Proceeds, while the Trust is entitled to receive 85% of Net Sale Proceeds and 100% of any other distributions. As of December 31, 2015, the estimated amount related to the promote fee to the holder of the Special Units is $22.1 million, which is included in accrued liquidation costs on the consolidated statement of net assets in liquidation.

7.	COMMITMENTS AND CONTINGENCIES

Neither the Trust nor any of its subsidiaries is presently involved in any material litigation nor, to the Trust’s knowledge, is any material litigation threatened against the Trust or its subsidiaries. As of December 31, 2015, the Trust had approximately $18.3 million in estimated costs for unfunded development commitments that the Trust is obligated to fund under construction contracts, assuming certain conditions are met.

Environmental Matters

A majority of the Trust’s properties are subject to environmental reviews either by the Trust or the previous owners. The Trust has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Trust may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Trust is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in the Annual Report on Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from November 3, 2015 to December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have no directors. We are administered by our trustees. As of the date of this report, our trustees and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position	Term of Office
Dwight L. Merriman III	55	Chief Executive Officer and Trustee	Since September 2015 as trustee and since October 2015 as Chief Executive Officer
Marshall M. Burton	47	Independent Trustee	Since September 2015
Stanley A. Moore	77	Independent Trustee	Since September 2015
Thomas G. McGonagle	56	Chief Financial Officer	Since October 2015
Joshua J. Widoff	45	Executive Vice President, Secretary & General Counsel	Since October 2015

Dwight L. Merriman III has served as our Chief Executive Officer since October 2015 and as a member of our board of trustees since September 2015. Mr. Merriman has served as the Chief Executive Officer and as a member of the board of directors of Logistics Property Trust Inc. (“LPT”) since November 2014. Mr. Merriman also has served as a member of the board of managers of Logistics Property Advisors LLC, the advisor to LPT, since November 2014. Mr. Merriman has served as the Chief Executive Officer and as a member of the board of directors of Industrial Property Trust Inc. (“IPT”) since January 2013. Mr. Merriman also has served as a member of the board of managers of Industrial Property Advisors LLC, the advisor to IPT, since January 2013. Mr. Merriman also served as the Chief Executive Officer of IIT and as the Chief Executive Officer of Industrial Income Advisors LLC, the former advisor to IIT, from March 2010. Mr. Merriman also served as a member of the board of directors of IIT from February 2011 until November 2015, and as a member of the board of managers of Industrial Income Advisors LLC from March 2010. Mr. Merriman has over 25 years of real estate investment and development experience. Prior to joining IIT, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC, or “Stockbridge,” a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds, or “RREEF,” a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board of trustees include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.

Marshall M. Burton has served as an independent trustee of our board of trustees since September 2015. Mr. Burton also has served as an independent director on the board of directors of LPT since August 2015, of IPT since March 2013 and of IIT from December 2009 until November 2015. Mr. Burton has approximately 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer, or “Opus”, where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of trustees include his over 16 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Stanley A. Moore has served as an independent trustee of our board of trustees since September 2015. Mr. Moore also has served as an independent director on the board of directors of LPT since August 2015, of IPT since March 2013 and of IIT from February 2011 until November 2015. Mr. Moore is a co-founder and chairman and the former Chief Executive Officer of Overton Moore Properties, or “OMP”, a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2014 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles and the Los Angeles Economic Development Council (“LAEDC”). His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews, and Developer of the Year awarded by the LAEDC.

We believe that Mr. Moore’s qualifications to serve on our board of trustees include his over 40 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.

Thomas G. McGonagle has served as our Chief Financial Officer since October 2015. Mr. McGonagle has served as Chief Financial Officer and Treasurer of LPT since November 2014. Mr. McGonagle has served as Chief Financial Officer of IPT since March 2014 and as the Chief Financial Officer and Treasurer of IPT from January

2013 to March 2014. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until November 2015 and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining IIT, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President—Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, or “Vistar,” at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From August 2007 until the sale of the company in January 2011, Mr. McGonagle served as a director of Pinnacle. From 2006 until the sale of the company in 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Joshua J. Widoff has served as our Executive Vice President, Secretary and General Counsel since October 2015. Mr. Widoff has served as Executive Vice President, Secretary and General Counsel of LPT since November 2014. Mr. Widoff has served as the Executive Vice President, Secretary and General Counsel of IPT since September 2012. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as General Counsel and Secretary of DPF since September 2007, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Independence Criteria

Under the Liquidating Trust Agreement, a majority of our trustees are required to be independent trustees (except when there is an unfilled vacancy on the board of trustees). The Liquidating Trust Agreement defines

“independent trustees” to expressly include Marshall M. Burton and Stanley A. Moore. In addition, the Liquidating Trust Agreement defines “independent trustees” to include any other individual who has not been, within the previous two years, directly or indirectly associated with the holder of the Special Units in the Liquidating Company or the Trust Advisor by virtue of the following: (i) ownership of an interest in either of them or their respective affiliates; (ii) employment by them or any of their respective affiliates; (iii) service as an officer or director of either of them or any of their respective affiliates; (iv) performance of services, other than as a trustee, for the IIT, the Trust, the Liquidating Company or any of its subsidiaries; (v) service as a director or trustee of more than three real estate investment trusts organized by or advised by any affiliate of the Trust Advisor; or (vi) maintenance of a material business or professional relationship with the holder of the Special Units in the Liquidating Company, the Trust Advisor or any of their respective affiliates. Under the Liquidating Trust Agreement, a business or professional relationship is considered “material” if the aggregate gross revenue derived by the trustee from the holder of the Special Units in the Liquidating Company, the Trust Advisor and their Affiliates exceeds five percent of either the trustee’s annual gross revenue during either of the last two years or the trustee’s net worth on a fair market value basis. In addition, an indirect association with the holder of the Special Units in the Liquidating Company or the Trust Advisor included circumstances in which a trustee’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with IIT, IIT’s Sponsor, the Trust Advisor, any of their respective affiliates.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily consists of development completion, leasing and sale of the remaining assets and the payment of outstanding obligations, our trustees believe that the services of an audit committee financial expert are not warranted.

Trustee Nominations

We currently do not provide any procedure for our beneficiaries to recommend nominees to our board of trustees.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or other committee that performs similar functions. None of our independent trustees served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2015, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of trustees) of any entity that has one or more executive officers or directors serving as a member of our board of trustees. We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our board of trustees.

Code of Business Conduct and Ethics

We have not adopted a code of business conduct and ethics nor do we currently intend to due to the fact that we have no employees and our Advisor manages our business and affairs, with the oversight of our trustees. Nonetheless, our trustees intend to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Trustees

The following table sets forth information regarding compensation to our independent trustees for the period from November 3, 2015 to December 31, 2015:

Name	Fees Earned or Paid in Cash	Total
Marshall M. Burton	$8,333	$8,333
Stanley A. Moore	$8,333	$8,333

Our independent trustees are paid a fee for their services of $12,500 per quarter and are reimbursed by the Trust for all out-of-pocket costs and expenses.

Executive Compensation

Compensation Discussion and Analysis

Because the Management Services Agreement provides that the Trust Advisor will assume principal responsibility for managing our affairs and liquidating our assets in accordance with our plan of liquidation, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Trust Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Trust Advisor under the Management Services Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Trust Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions” below for a summary of the fees and expenses payable to the Trust Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee or other committee that performs similar functions due to the fact that we have no employees and our Advisor manages our business and affairs, with the oversight of our trustees. Our independent trustees have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management (discussed above). Based on the independent trustees’ review of the CD&A and their discussions of the CD&A with management, the independent trustees recommended to the board of trustees, and the board of trustees has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT TRUSTEES:

Marshall M. Burton

Stanley A. Moore

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is no public market for our units. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the counter market. The units of beneficial interests generally are not transferable except by operation of law or upon the death of a beneficiary.

The following table shows, as of February 26, 2016, the number of units beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of the units outstanding; (ii) each of our trustees; (iii) each of our executive officers; and (iv) all of our trustees and executive officers as a group.

Name of Beneficial Owner (1)	Title	Number of Units Beneficially Owned (1)	Percent of Units as of February 26, 2016
Dwight L. Merriman III	Chief Executive Officer and Trustee	—	*
Marshall M. Burton	Independent Trustee	11,343	*
Stanley A. Moore	Independent Trustee	11,343	*
Thomas G. McGonagle	Chief Financial Officer	—	*
Joshua J. Widoff	Executive Vice President, Secretary & General Counsel	—	*
Beneficial ownership of units by all trustees and executive officers as a group (5 persons)	—	22,686	*

*	Less than one percent.
(1)	Each beneficial owner has the sole power to vote and dispose of all units held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Trustee Independence

Our board of trustees has determined that Messrs. Marshall M. Burton and Stanley A. Moore are independent in accordance with the requirements of the Liquidating Trust Agreement.

Related Party Transactions

Policies and Procedures for Review of Related Party Transactions

Pursuant to the Liquidating Trust Agreement, our independent trustees, acting as a group, will resolve potential conflicts of interest between the trustee or any of the trustee’s affiliates and the Trust.

The Management Services Agreement

On November 3, 2015, we, the Liquidating Company and the Trust Advisor entered into the Management Services Agreement pursuant to which the Trust Advisor was appointed to provide certain development, construction, and asset management oversight services for each of our properties, to assist in the sale of our properties, and to provide administrative services to us, the Liquidating Company and our subsidiaries.

The Trust Advisor is a controlled affiliate of IIT’s Sponsor, an affiliate of which is the indirect owner of the Special Units in the Liquidating Company. Mr. Merriman, a trustee and Chief Executive Officer of the Trust, is a member of the board of managers of Trust Advisor.

The term of the Management Services Agreement will continue in force throughout the duration of our existence and will terminate as of the date of our termination. In addition, the Management Services Agreement may be terminated by any of the parties thereto for fraud, criminal conduct or willful misconduct or a material breach of the Management Services Agreement by another party thereto, which has not been cured within 30 days of such material breach.

The Trust Advisor will receive the following fees in exchange for the services it performs under the Management Services Agreement:

•	Acquisition development fees, in connection with services related to the development, construction, improvement or stabilization or overseeing the provision of these services by third parties on our behalf, will equal up to 4.0% of total project cost, including debt; and

•	An asset management fee, as partial compensation for services rendered in connection with the management and disposition of our properties, consisting of (i) a monthly fee equal to one-twelfth of 0.80% of the aggregate cost (before non-cash reserves and depreciation) of each such property and (ii) in connection with a disposition of any such property, a fee equal to 2.0% of the sales price in connection with such disposition.

We also are obligated, subject to certain limitations, to reimburse the Trust Advisor for certain costs incurred by the Trust Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to us under the Management Services Agreement, provided that the Trust Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. This description of the Management Services Agreement is qualified in all respects by reference to the Management Services Agreement attached as Exhibit 10.2 to this Annual Report on Form 10-K.

Liquidating Company LLC Agreement

Also on November 3, 2015, the Trust and the holder of the Special Units entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with respect to the Liquidating Company.

Under the LLC Agreement, the Trust will serve as the Liquidating Company’s managing member with full, complete and exclusive discretion to manage and control the business of the Liquidating Company, which generally is limited to ownership and liquidation of the properties, developing, leasing up and realizing the value of the properties and distributing the net proceeds thereof to the Liquidating Company’s members. The managing member has sole discretion to cause the Liquidating Company to make distributions to its members. The holder of the Special Units is entitled to receive 15% of each distribution of Net Sale Proceeds, and the Trust, as the holder of the common membership units, is entitled to receive 85% of each distribution of Net Sale Proceeds and 100% of any other distributions. The Liquidating Company will be dissolved and wound up on the earlier of any event requiring dissolution under Delaware law (including a judicial decree) and unanimous written consent of the members.

The foregoing summary is qualified in its entirety by reference to the LLC Agreement attached hereto as Exhibit 10.3 to this Annual Report on Form 10-K.

Indemnification Agreement

Also on November 3, 2015, as required by the Merger Agreement, the Trust and the Liquidating Company entered into an Indemnification Agreement (the “Indemnification Agreement”) with IIT pursuant to which the Trust and the Liquidating Company, jointly and severally, agreed to indemnify and hold harmless IIT, its subsidiaries and their respective representatives against any and all claims, expenses, losses, damages, injury, penalties, settlement, award, obligation, taxes, interest or any other liabilities (“Losses”) relating to, arising from, or in connection with the Trust’s properties and the contribution and distribution transactions described above. In addition, pursuant to the Indemnification Agreement, the Trust and the Liquidating Company agreed to release IIT, its subsidiaries and their respective representatives from any Losses relating to, arising from, or in connection with the properties and the contribution and distribution transactions described above.

The foregoing summary is qualified in its entirety by reference to the Indemnification Agreement attached as Exhibit 10.4 to this Annual Report on Form 10-K.

Trustee and Officer Indemnification Agreements

Also on November 3, 2015, in connection with the contribution of assets to the Trust by IIT, the Trust entered into separate indemnification agreements with each of the trustees and each of Messrs. Thomas G. McGonagle, the Trust’s Chief Financial Officer and Joshua J. Widoff, the Trust’s Executive Vice President, Secretary & General Counsel. These indemnification agreements require the Trust to indemnify the trustee or officer, to the maximum extent permitted by Maryland law, against all liabilities and expenses incurred in connection with any proceeding by reason of such person’s status as a trustee or officer of the Trust, including in connection with any alleged breach of duty, neglect, error, misstatement, misleading statement, omission or act of the trustee or officer in his capacity as such. In addition, these indemnification agreements require the Trust to advance to the trustee or officer all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. In accordance with these agreements, the Trust must also indemnify and advance all expenses incurred by such trustee or officer seeking to enforce his rights under the indemnification agreements. These indemnification agreements will continue in effect until the termination of the Trust.

The foregoing summary is qualified in its entirety by reference to the Form of trustee and Officer Indemnification Agreement attached as Exhibit 10.5 to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):

Schedule III—Real Estate and Accumulated Depreciation.

All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

10.1	Amended and Restated Agreement and Declaration of Trust, by and among Industrial Income Trust Inc., Dwight L. Merriman III, Marshall M. Burton and Stanley A. Moore, dated November 3, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.2	Management Services Agreement, by and among DC Liquidating Assets Holdco LLC, DC Industrial Liquidating Trust and DCG Liquidating Advisor LLC, dated November 3, 2015. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.3	Amended and Restated Limited Liability Company Agreement by and between DC Industrial Liquidating Trust and Industrial Income Advisors Group LLC, dated November 3, 2015. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.4	Indemnification Agreement, by and among the Trust, the Liquidating Company and IIT, dated November 3, 2015. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.5	Form of Trustee and Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.6	Construction Loan Agreement, by and among the Borrowers thereto and Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.7	Promissory Note made by the Borrowers party to the Construction Loan Agreement to Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.8	Repayment Guaranty Agreement, by DC Liquidating Assets Holdco LLC in favor of Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.9	Completion Guaranty Agreement, by DC Liquidating Assets Holdco LLC in favor of Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

21.1*	List of Subsidiaries of DC Industrial Liquidating Trust.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

DC INDUSTRIAL LIQUIDATING TRUST

SCHEDULE III—REAL ESTATE

	# of Properties	Real Estate Assets Contributed to the Trust on November 3, 2015			Change in Real Estate Assets	Real Estate Assets Held for Sale as of December 31, 2015			Completion Date (1)
($ in thousands)		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
Cajon DC in San Bernardino, CA	1	$20,710	$41,110	$61,820	$—	$20,710	$41,110	$61,820	Q3-2014
Redlands DC in Redlands, CA	1	23,250	39,720	62,970	—	23,250	39,720	62,970	Q3-2015
Miami DC III in Medley, FL	1	3,200	7,200	10,400	—	3,200	7,200	10,400	Q4-2015
Miami DC IV in Medley, FL	1	2,600	6,800	9,400	—	2,600	6,800	9,400	Q4-2015
Miami DC III Land in Medley, FL	1	1,350	4	1,354	—	1,350	4	1,354	N/A
Tamarac Commerce Center II in Tamarac, FL	1	3,900	6,800	10,700	779	3,900	7,579	11,479	Q4-2015
Tamarac Commerce Center III in Tamarac, FL	1	1,800	2,500	4,300	—	1,800	2,500	4,300	Q4-2015
Lehigh Valley Crossing DC I in Macungie, PA	1	5,400	28,300	33,700	—	5,400	28,300	33,700	Q4-2015
Lehigh Valley Crossing DC II in Macungie, PA	1	2,400	98	2,498	2	2,400	100	2,500	Q4-2016
Lehigh Valley Crossing DC III in Macungie, PA	1	1,450	7,925	9,375	—	1,450	7,925	9,375	Q4-2015
Bluegrass DC II in Alpharetta, GA	1	1,800	1,383	3,183	2,862	1,800	4,245	6,045	Q2-2016

Total	11	$67,860	$141,840	$209,700	$3,643	$67,860	$145,483	$213,343

(1)	The completion date represents the fiscal quarter in which the acquisition date or date of building shell completion occurred or is expected to occur.

The changes in total real estate for the period from November 3, 2015 to December 31, 2015 were as follows:

(in thousands)	For the Period from November 3, 2015 to December 31, 2015
Real estate investments contributed to the Trust on November 3, 2015	$209,700
Development activities	2,864
Tenant improvements	779

Real estate assets held for sale as of December 31, 2015	$213,343

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 4, 2016.

DC INDUSTRIAL LIQUIDATING TRUST

By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. McGonagle and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL M. BURTON Marshall M. Burton	Trustee	March 4, 2016

/S/ STANLEY A. MOORE Stanley A. Moore	Trustee	March 4, 2016

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Trustee and Chief Executive Officer (Principal Executive Officer)	March 4, 2016

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016