Form 10-K
period 2016-12-31
DC Industrial Liquidating Trust
filed 2017-01-31
CIK 1464720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

As of January 24, 2017, there were 214,262,901 units of beneficial interest in DC Industrial Liquidating Trust outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, changes in rent and occupancy, general conditions in our geographic markets, our future debt levels and financial position, our future capital expenditures, future distributions, future dispositions, future expenses and other developments and trends of the real estate industry. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “would,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and they are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties.

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

On November 4, 2015, IIT completed the Merger with Western Logistics. At the merger effective time, each share of common stock, $0.01 par value per share, of IIT then issued and outstanding was converted into the right to receive an amount in cash equal to $10.30 per share, without interest and subject to any applicable withholding tax obligations. Immediately prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

At the time of the Merger in November 2015, we estimated that $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This amount was based on management’s estimates of the future market values of each property upon stabilization, the costs to complete the development and leasing of our properties, and certain liquidation expenses. In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.

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

On November 4, 2015, prior to completion of the Merger, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) $0.26 per share of net cash proceeds (collectively, the “Special Dividend”). In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.

On November 3, 2015, prior to the distribution of the Special Dividend to the IIT stockholders on November 4, 2015, the Trust and our three trustees, Dwight L. Merriman, Marshall M. Burton and Stanley A. Moore, entered into an Amended and Restated Agreement and Declaration of Trust (as amended, the “Liquidating Trust Agreement”). The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.

The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of our properties, including selling or otherwise disposing of our properties, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate. The trustees do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties.

The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from November 4, 2015. Notwithstanding the foregoing, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust, provided that the trustees have requested and obtained additional no-action assurance from the SEC regarding relief from registration and reporting requirements under the Exchange Act prior to such extension.

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

Investment Objectives

Our primary investment objective is to sell all of our properties with the goal of maximizing value for our beneficiaries. At the Merger effective time, we estimated that an additional $0.56 net per unit would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses), based on management’s estimates of the market value of each property upon stabilization, the costs to complete the development and leasing of our properties, and liquidation expenses. In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by the Trust will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries in connection with the Trust or the timing of the liquidation of the Trust.

Liquidation Update

As of the date of this report, we had not sold any properties nor did we have any commitments to purchase any of the 11 properties we own. We anticipate completing our liquidation by selling our properties within a period of 12 to 24 months from November 2015, which is when we began holding the 11 properties. We can provide no assurance that we will be able to accomplish this within the estimated timeframe.

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

We will issue an annual information statement to our beneficiaries during the first quarter of 2017 with tax information for their tax returns for the year ended December 31, 2016. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

Competition

As we complete our plan of liquidation, we will be in competition with other sellers of similar properties to identify suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell all of our assets, we will be in competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. Certain of our properties may become occupied by a single customer, and as a result, revenues from our properties could be adversely affected by the loss of significant customers. The market for the leasing of industrial real estate is very competitive. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which could have an adverse impact on our valuations in a sale. Principal factors of competition in the industrial real estate business are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, proposed new developments, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality industrial properties in the relevant markets.

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

As of the date of this Annual Report on Form 10-K, none of our properties are subject to a binding sales agreement providing for its disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property, net of certain estimated development, leasing, and other transaction costs. However, we may have overestimated the sales price that we will ultimately be able to obtain for these assets. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon current appraisals and/or other indicators of value of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets. If we are not able to find buyers for our assets in a timely manner or if we have overestimated the sales prices we will receive or underestimated the costs we will incur, our liquidating distributions to our beneficiaries would be delayed and/or reduced.

There could be delays in leasing up our properties or our properties could be difficult to sell, which could delay or reduce the liquidating distributions to our beneficiaries.

As of the date of this report, of all the properties we own, six of our properties are in the lease-up stage. If we are unable to lease up these properties for an extended period of time, this could result in rental revenues below expectations, resulting in less cash available for distributions to our beneficiaries. In addition, such delays could diminish the resale value of these properties because the market value of a particular property depends to a large degree upon the value of the cash flows generated by the leases associated with that property. Such a reduction on the resale value of a property could reduce distributions available for our beneficiaries upon the sale of that property. In addition, we may face certain difficulties selling our properties. The following factors, among others, may adversely affect our ability to lease up and maintain occupancy at our properties or our ability to sell our properties, which could delay or reduce the liquidating distributions to our beneficiaries:

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

Any reduction in the value of our properties would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of liquidating distributions to our beneficiaries.

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

We will seek to enter into binding sale agreements for all of our assets. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of certain closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our beneficiaries could be delayed or reduced.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a customer as a capital lease if the significant risks and rewards of ownership are considered to reside with the customer. Under capital lease accounting, both the leased asset and liability are reflected on the customer’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the customer’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property could appear to enhance a customer’s reported financial condition or results of operations in comparison to the customer’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, both of which may negatively impact our operations. The new leasing standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet selected a transition date nor have we determined the effect this guidance will have on our consolidated financial statements.

We may delay or reduce our estimated liquidating distributions.

Our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may differ materially from our estimate. In addition, the liquidating distributions may be paid later than we predict. We have the authority to sell our assets on such terms and to such parties as we determine, in our trustees’ sole discretion. Moreover, our trustees have the discretion to make distributions of available cash to our beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, anticipated costs and expenses of the Trust and such other factors as they may consider appropriate. We do not currently expect to make distributions to beneficiaries other than distributions of net proceeds from future sales of our properties, and we may not make any such distributions to our beneficiaries until after all of our assets have been sold. Our beneficiaries will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell properties or recover our investment in one or more properties.

We are subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to liquidate all of our assets within a period of 12 to 24 months from November 2015, which is when we began holding the 11 properties; however, due to the illiquid nature of real estate and the short timeframe that we have to sell all of our assets, we may not recoup the estimated fair value of our assets within this estimated timeframe or at all. We cannot provide assurance that we will be able to dispose of our assets within a period of 12 to 24 months from November 2015, or at all, which could adversely impact the timing and amount of liquidating distributions to our beneficiaries.

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

Certain of our properties are under development and therefore are subject to certain risks associated with real estate development and construction activities. These risks include the following, among others:

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

We have obtained, and continue to incur interest on, interest-only indebtedness through our credit facility and may continue to obtain interest-only indebtedness in the future. Of our approximately $96.1 million of outstanding debt at December 31, 2016, all of it currently requires interest-only payments. During the interest-only period, interest on the loan is payable monthly but may be advanced by the lender, which has the effect of increasing the outstanding principal balance of the loan by the amount of interest so paid. During the development and stabilization periods of the properties we expect to pay interest by adding it to the outstanding principal balance in this manner; however, we cannot continue to add interest to principal once interest reserves are depleted or once the outstanding principal balance of the loan equals the maximum available to be borrowed. If the amount available under the loan is insufficient to pay interest when due, we are still obligated to pay that interest. After the interest-only period, we will be required to make a lump-sum or “balloon” payment at maturity, which is November 3, 2017, subject to our ability to extend the maturity by one year in certain circumstances. For example, we may not be able to extend the maturity by one year if we are not able to lease-up certain of our properties by November 2017. This required balloon principal payment and obligation to pay interest may increase our risk of default under the related loan and will otherwise reduce the funds available for other purposes, including our ability to pay cash distributions to our beneficiaries because cash otherwise available for distribution will be required to pay principal and interest associated with the credit facility.

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

Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution. Therefore, our units of beneficial interest are illiquid and our beneficiaries will have no ability to dispose of them other than in limited circumstances.

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

Portfolio Overview

As of December 31, 2016, we owned 11 properties, of which four were fully constructed and leased, five were fully constructed and in active lease-up stage, one was under development and one was a land parcel. The ten properties that are completed or under development consist of warehouse distribution facilities suitable for single or multiple customers. Upon completion of such development and lease up, as applicable, we expect that most of our properties will be subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition we expect that our leases will typically include fixed rental increases or consumer price index-based rental increases. We expect that our lease terms typically will range from one to ten years, and will often include renewal options.

As of December 31, 2016, approximately 777,000 square feet of our total portfolio was occupied and approximately 849,000 square feet was leased. We expect that the majority of our customers will not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

The following table presents certain additional information about these properties:

(square feet in thousands)	Market	Number of Properties	Rentable Square Feet	Percent Occupied (1)	Percent Leased (1)	Stage	Completion Date (2)
Bluegrass DC II	Atlanta	1	163	50%	50%	Lease Up	Q2-2016

Subtotal — Atlanta Market		1	163	50%	50%

Cajon DC	So. California	1	831	—%	—%	Lease Up	Q3-2014
Redlands DC	So. California	1	771	—%	—%	Lease Up	Q3-2015

Subtotal — So. California Market		2	1,602	—%	—%

Lehigh Valley Crossing DC I	Pennsylvania	1	400	100%	100%	Leased	Q4-2015
Lehigh Valley Crossing DC II (3)	Pennsylvania	1	210	—%	—%	Under Development	Q1-2017
Lehigh Valley Crossing DC III	Pennsylvania	1	106	100%	100%	Leased	Q4-2015

Subtotal – Pennsylvania Market		3	716	71%	71%

Miami DC III	So. Florida	1	102	100%	100%	Leased	Q4-2015
Miami DC IV	So. Florida	1	88	63%	63%	Lease Up	Q4-2015
Miami DC III Land	So. Florida	1	—	N/A	N/A	N/A	N/A
Tamarac Commerce Center II	So. Florida	1	104	31%	100%	Leased	Q4-2015
Tamarac Commerce Center III	So. Florida	1	42	—%	—%	Lease Up	Q4-2015

Subtotal — So. Florida Market		5	336	56%	78%

Total Portfolio		11	2,817	28%	30%

(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	The completion date represents the fiscal quarter during which the acquisition or building shell completion occurred.
(3)	This property reached shell completion in January 2017 and is now in the lease-up stage.

Lease Expirations. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2016, without giving effect to the exercise of renewal options or termination rights, if any.

($ and square feet in thousands)	Number of Leases	Anualized Base Rent (1)		Occupied Square Feet
2017	—	$—	—%	—	—%
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	3	3,027	92.5	562	72.3
2022	—	—	—	—	—
2023 (2)	1	—	—	63	8.2
2024 (2)	1	—	—	18	2.3
2025	—	—	—	—	—
2026 (2)	2	245	7.5	134	17.2
Thereafter	—	—	—	—	—

Total occupied	7	$3,272	100.0%	777	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.
(2)	Includes an in-place lease with contractual free rent as of December 31, 2016.

Customer Diversification. The following table reflects our customers based on annualized base rent as of December 31, 2016:

Customer	Percent of Total Annualized Base Rent (1)	Percent of Total Occupied Square Feet
FedEx	64.2%	51.5%
Tagg Logistics, LLC	17.3	13.6
1-800-PACK RAT, LLC	11.0	7.2
Blue Aerospace, LLC	7.5	4.1
ALT Venture Partners, LLC (2)	—	8.2
AARP, Inc. (2)	—	2.3
Freedom Fresh, LLC (2)	—	13.1

Total	100.0%	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.
(2)	The in-place lease includes contractual free rent as of December 31, 2016.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2016:

($ and square feet in thousands)	Number of Leases	Anualized Base Rent (1)		Occupied Square Feet
Post & Courier Services	1	$2,100	64.2%	400	51.5%
Transportation / Logistics (2)	2	568	17.3	170	21.9
Packaging	1	359	11.0	56	7.2
Aerospace	1	245	7.5	31	4.0
Storage / Warehousing (2)	1	—	—	18	2.3
Printing (2)	1	—	—	102	13.1

Total	7	$3,272	100.0%	777	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.
(2)	Includes an in-place lease with contractual free rent as of December 31, 2016.

Market Diversification. The table below illustrates the diversification of our portfolio by market as of December 31, 2016:

($ and square feet in thousands)	Number of Leases	Anualized Base Rent (1)		Occupied Square Feet
Atlanta (2)	2	$—	—%	82	10.5%
Pennsylvania	2	2,668	81.5	506	65.1
South Florida (2)	3	604	18.5	189	24.4

Total	7	$3,272	100.0%	777	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.
(2)	Includes an in-place lease with contractual free rent as of December 31, 2016.

Debt Obligations

On November 4, 2015, the Liquidating Company, and certain subsidiaries thereof, entered into a secured credit facility with commitments of $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund: (i) certain fees and transaction expenses in connection with the consummation of the Merger; and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in the special distribution was an amount of $0.26 per share paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

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

As of December 31, 2016, we had $96.1 million outstanding under the credit facility with an interest rate of 3.77%. The unused and available portions were both $23.9 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. The representations and warranties or covenants could limit the borrowers’ ability to make borrowings under the credit facility. The credit facility also contains certain events of default including, but not limited to: the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable. The borrowers were in compliance with all debt covenants as of December 31, 2016.

The foregoing description of the credit facility is qualified in its entirety by reference to the Loan Agreement, the Promissory Note, the Repayment Guaranty Agreement and the Completion Guaranty Agreement incorporated by reference as Exhibits 10.7, 10.8, 10.9 and 10.10 to this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or with respect to which any of our properties are subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for the units of beneficial interest in the Trust. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.

Beneficiaries

As of January 24, 2017, we had 53,417 beneficiaries.

Distributions

Prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

At the time of the Merger in November 2015, we estimated that $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This amount was based on management’s estimates of the future market values of each property upon stabilization, the costs to complete the development and leasing of our properties, and certain liquidation expenses. In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.

For the year ended December 31, 2016, we did not pay any distributions. We do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties, which distributions may not occur until we sell all of our properties. Each distribution will be made pro rata according to the number of our beneficiaries’ respective units owned.

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

(in thousands)	As of December 31, 2016	As of December 31, 2015 (1)
STATEMENT OF NET ASSETS IN LIQUIDATION:
Total assets	$260,454	$231,603
Debt	96,090	71,381
Net assets in liquidation	120,027	124,681

(in thousands)	Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015 (1)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION:
Net assets in liquidation, beginning of period	$124,681	$125,107
Change in net assets in liquidation	(4,654)	(426)

Net assets in liquidation, end of period	$120,027	$124,681

(1)	In accordance with the Merger Agreement providing for the Merger, our net assets were contributed by IIT to us on November 3, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 4, 2015, IIT completed the Merger with Western Logistics. At the merger effective time, each share of common stock, $0.01 par value per share, of IIT then issued and outstanding was converted into the right to receive an amount in cash equal to $10.30 per share, without interest and subject to any applicable withholding tax obligations. Immediately prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

At the time of the Merger in November 2015, we estimated that $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This amount was based on management’s estimates of the future market values of each property upon stabilization, the costs to complete the development and leasing of our properties, and certain liquidation expenses. In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.

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

The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.

The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of our properties, including selling or otherwise disposing of our properties, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate. The trustees do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties.

The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from November 4, 2015. Notwithstanding the foregoing, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust, provided that the trustees have requested and obtained additional no-action assurance from the SEC regarding relief from registration and reporting requirements under the Exchange Act prior to such extension.

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

Liquidation Update

As of the date of this report, we had not sold any properties nor did we have any commitments to purchase any of the 11 properties we own. We anticipate completing our liquidation by selling our properties within a period of 12 to 24 months from November 2015, which is when we began holding the 11 properties. We can provide no assurance that we will be able to accomplish this within the estimated timeframe.

CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)	For the Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015
Net assets in liquidation, at beginning of period	$124,681	$125,107
Change in assets and liabilities:
Restricted cash	(1,702)	—
Other assets	215	—
Fair value of real estate	33,047	3,643
Accrued capital	(10,165)	—
Security deposits and prepaid rent	(894)	—
Related party payables	9	—
Other accounts payable and accrued expenses	2,027	788
Accrued liquidation costs	227	(57)
Debt	(24,709)	(369)

Net change in assets and liabilities	(1,945)	4,005
Change in cash	(2,709)	(4,431)

Change in net assets in liquidation	(4,654)	(426)

Net assets in liquidation, at end of period	$120,027	$124,681

For the Year Ended December 31, 2016

Net assets in liquidation decreased by $4.7 million during the year ended December 31, 2016, primarily due to an increase in real estate held for sale of $33.0 million to $246.4 million, which was more than offset by increased borrowing levels of $24.7 million and higher levels of accrued capital of $10.2 million. The increase in real estate held for sale was driven by additional development and leasing investments.

For the Period from November 3, 2015 to December 31, 2015

Net assets in liquidation decreased by $0.4 million during the period from November 3, 2015 to December 31, 2015. This decrease was primarily due to a decrease in cash invested in development activity, tenant improvements, and other leasing activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources for meeting our capital requirements are our cash on hand, our credit facility availability, operating income and proceeds from the disposition of our assets in accordance with our plan of liquidation. Our principal uses of funds are and will continue to be for capital expenditures, including development completion, tenant improvement and leasing costs, and payments under our debt obligations, all of which we expect to be able to adequately fund over the next 12 months from our primary sources of capital.

Capital Resources and Uses of Liquidity

In addition to cash and cash equivalent balances available, our capital resources and uses of liquidity are as follows:

Credit Facility. On November 4, 2015, the Liquidating Company, and certain subsidiaries thereof, entered into a secured credit facility with commitments of $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund: (i) certain fees and transaction expenses in connection with the consummation of the Merger; and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in the special distribution was an amount of $0.26 per share paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

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

As of December 31, 2016, we had $96.1 million outstanding under the credit facility with an interest rate of 3.77%. The unused and available portions were both $23.9 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. The representation and warranties or covenants could limit the borrowers’ ability to make borrowings under the credit facility. The credit facility also contains certain events of default including, but not limited to: the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable. The borrowers were in compliance with all debt covenants as of December 31, 2016.

The foregoing description of the credit facility is qualified in its entirety by reference to the Loan Agreement, the Promissory Note, the Repayment Guaranty Agreement and the Completion Guaranty Agreement incorporated by reference as Exhibits 10.7, 10.8, 10.9 and 10.10 to this Annual Report on Form 10-K.

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

Prior to completion of the Merger on November 4, 2015, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under our credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

At the time of the Merger in November 2015, we estimated that $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This amount was based on management’s estimates of the future market values of each property upon stabilization, the costs to complete the development and leasing of our properties, and certain liquidation expenses. In conjunction with the end of our 2016 fiscal year, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, our board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all of our properties (net of certain estimated expenses). This is the amount that we expect will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, market conditions for sales of our properties, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.

For the year ended December 31, 2016, we did not pay any distributions. We do not expect to make distributions to beneficiaries, other than distributions of Net Sale Proceeds of our properties, which distributions may not occur until we sell all of our properties. Each distribution will be made pro rata according to the number of our beneficiaries’ respective units owned.

CONTRACTUAL OBLIGATIONS

The following table summarizes estimated future contractual obligations and commitments, due by period, as of December 31, 2016:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$99,412	$—	$—	$—	$99,412
Unfunded development commitments (2)	12,869	—	—	—	12,869

Total	$112,281	$—	$—	$—	$112,281

(1)	Includes principal and accrued interest balances as of December 31, 2016, as well as interest-only payments based on LIBOR as of December 31, 2016. See “Note 5 to the Consolidated Financial Statements” for more detail.
(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment, by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet selected a transition date nor have we determined the effect this guidance will have on our consolidated financial statements.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing our plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual amounts realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations are made based on anticipated sales dates or lease-up our remaining assets. As we currently do not have sufficient information to estimate the anticipated sale date of our assets, we are not able to reasonably estimate future cash flows and therefore, are expensing costs as incurred and recognizing income as earned until such time we have sufficient information to make such an estimate. Additionally, due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of our assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with our plan of liquidation and pending the liquidation of our portfolio, we will seek to maximize occupancy rates, control operating expenses and maximize income from ancillary operations and services. It is our policy that when we execute a material purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales prices, we will adjust our liquidation values accordingly. Under our plan of liquidation, we will not acquire any new properties, and are focused on liquidating all of our assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on our variable rate debt, which consists of borrowings under our credit facility. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on approximately $96.1 million of aggregate borrowings under our credit facility. A hypothetical 10% change in the average LIBOR-index on the outstanding balance of our variable interest rate debt as of December 31, 2016, would change our annual interest expense by approximately $73,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DC INDUSTRIAL LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

	As of December 31,
(in thousands)	2016	2015
ASSETS
Real estate held for sale	$246,390	$213,343
Cash	5,220	7,929
Restricted cash	8,598	10,300
Other assets	246	31

Total assets	$260,454	$231,603

LIABILITIES
Accounts payable and accrued expenses	$2,179	$4,206
Accrued liquidation costs	30,576	30,803
Accrued capital	10,602	437
Debt	96,090	71,381
Security deposits and prepaid rent	976	82
Related party payables	4	13

Total liabilities	140,427	106,922

Commitments and contingencies (Note 7)

Net assets in liquidation	$120,027	$124,681

See accompanying Notes to Consolidated Financial Statements.

DC INDUSTRIAL LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)	For the Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015
Net assets in liquidation, at beginning of period	$124,681	$125,107
Change in assets and liabilities:
Restricted cash	(1,702)	—
Other assets	215	—
Fair value of real estate	33,047	3,643
Accrued capital	(10,165)	—
Security deposits and prepaid rent	(894)	—
Related party payables	9	—
Other accounts payable and accrued expenses	2,027	788
Accrued liquidation costs	227	(57)
Debt	(24,709)	(369)

Net change in assets and liabilities	(1,945)	4,005
Change in cash	(2,709)	(4,431)

Change in net assets in liquidation	(4,654)	(426)

Net assets in liquidation, at end of period	$120,027	$124,681

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

On November 4, 2015, prior to completion of the Merger, IIT distributed to its stockholders, in a special dividend, all of the units of beneficial interest in the Trust, together with net cash proceeds of borrowings under the credit facility, with each share of IIT common stock receiving (i) one unit of beneficial interest in the Trust valued at an initial estimated value of $0.56 per share, and (ii) an additional $0.26 per share of net cash proceeds.

The beneficial interests in the Trust are expressed in terms of units for ease of administration, but they are not certificated. Each distribution by the trustees to the beneficiaries will be made pro rata according to the beneficiaries’ respective units. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.

In conjunction with the end of the 2016 fiscal year, the board of trustees reviewed the Trust’s original valuation estimates, with the input and assistance of management, to determine whether an update was warranted. As a result of this process, the board of trustees has updated certain market metrics and assumptions and concluded that an estimated $0.56 net per unit of beneficial interest would be paid in cash upon consummation of the sale of all 11 properties (net of certain estimated expenses). This is the amount that the Trust expects will continue to be reflected in the annual account statements of each beneficiary for December 31, 2016.

As of the date of this report, the Trust had not sold any properties nor did the Trust have any commitments to purchase any of the 11 properties it owns. The Trust anticipates completing the liquidation by selling its properties within a period of 12 to 24 months from November 2015, which is when the Trust began holding the 11 properties. The Trust can provide no assurance that it will be able to accomplish this within the estimated timeframe.

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

Reclassifications

Certain items in the Trust’s consolidated statement of changes in net assets in liquidation for 2015 have been reclassified to conform to the 2016 presentation.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing the Trust’s plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual amounts realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations are made based on the anticipated sales dates or lease-up of the Trust’s assets. As the Trust currently does not have sufficient information to estimate the anticipated sale date of its assets, the Trust is not able to reasonably estimate future cash flows and therefore, are expensing costs as incurred and recognizing income as earned until such time it has sufficient information to make such an estimate. Additionally, due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statement of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of the Trust’s assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Trust has not yet selected a transition date nor has the Trust determined the effect this guidance will have on its consolidated financial statements.

4. REAL ESTATE HELD FOR SALE

As of December 31, 2016, the Trust’s real estate investments were comprised of 11 properties held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, the properties are recorded at fair value less costs to sell. The Trust will not be acquiring any new properties. As of December 31, 2016, the Trust had not disposed of any properties.

5. DEBT

On November 4, 2015, the Liquidating Company, and certain subsidiaries thereof, entered into a secured credit facility with commitments of $120.0 million. The credit facility is available to finance up to 100% of budgeted construction, debt service, leasing commissions, tenant improvement work and other operating and carrying costs on the properties owned by the Liquidating Company, and to fund general working capital, including, without limitation, advisory fees, asset management and development management fees.

At the closing of the Merger, the Liquidating Company borrowed approximately $71.0 million under the credit facility to fund (i) certain fees and transaction expenses in connection with the consummation of the Merger and (ii) a special distribution in an aggregate amount equal to $65.5 million to the holders of the Liquidating Company’s ownership interests in connection with the Merger, including to the holders of the Special Units and to the Trust. Included in the special distribution was an amount of $0.26 per share paid to IIT’s stockholders.

The credit facility is secured by: (i) a first mortgage, deed of trust, deed to secure debt or other similar security instrument, each as applicable, on each of the Trust’s properties and any improvements thereto; (ii) a collateral assignment of all present and future leases and rents, including, without limitation, tenant security deposits; (iii) a collateral assignment of all reciprocal easement agreements, architectural and construction related contracts, permits, and licenses; and (iv) other customary security documentation as required by the lender. In addition, the Liquidating Company, which owns directly or indirectly 100% of each borrower under the credit facility, has guaranteed the borrowers’ obligations under the credit facility.

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

As of December 31, 2016, the Trust had $96.1 million outstanding under the credit facility with an interest rate of 3.77%. The unused and available portions were both $23.9 million.

The credit facility contains customary representations and warranties and financial and other affirmative and negative covenants. The representations and warranties or covenants may limit the borrowers’ ability to make borrowings under the credit facility. The borrowers were in compliance with all debt covenants as of December 31, 2016. The credit facility also contains certain events of default including, but not limited to, the failure to make payments when due; breach of covenants, representations and warranties or guaranties; bankruptcy or insolvency; attachments; prohibited transfers; and changes in management or control. The occurrence of an event of default, following any applicable cure period, would permit the lender to, among other things, declare the principal, accrued interest and other obligations of the borrowers under the credit facility to be immediately due and payable.

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

Acquisition Development Fees. The Trust Advisor will receive acquisition development fees up to 4.0% of total project costs, including debt, in connection with services related to the development, construction, improvement or stabilization or overseeing the provision of these services by third parties on the Trust’s behalf. For the year ended December 31, 2016 and for the period from November 3, 2015 to December 31, 2015, the Trust incurred $1.0 million and $0.1 million of acquisition development fees, respectively.

Asset Management Fees. The Trust Advisor will receive asset management fees as partial compensation for services rendered in connection with the management and disposition of the each of the Trust’s properties, consisting of: (i) a monthly fee equal to one-twelfth of 0.80% of the aggregate cost (before non-cash reserves and depreciation) of each such property; and (ii) in connection with a disposition of any such property, a fee equal to 2.0% of the aggregate sales price in connection with such disposition. For the year ended December 31, 2016, the Trust paid approximately $1.5 million related to the monthly asset management fees. No asset management fees were paid for the period from November 3, 2015 to December 31, 2015. As of December 31, 2016 and 2015, the Trust had accrued approximately $4.9 million and $4.4 million, respectively, primarily related to the estimated disposition fee. The estimated disposition fee is a component of the accrued liquidation costs.

Other Expense Reimbursements. The Trust also is obligated, subject to certain limitations, to reimburse the Trust Advisor for certain costs incurred by the Trust Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to the Trust under the Management Services Agreement, provided that the Trust Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Trust did not incur any other expense reimbursements for the year ended December 31, 2016 nor for the period from November 3, 2015 to December 31, 2015.

Special Units

In accordance with the Merger Agreement, as of November 3, 2015, IIT’s Sponsor owns Special Units in the Liquidating Company comparable to the special partnership units that IIT’s Sponsor previously held in Industrial Income Operating Partnership LP. The holder of the Special Units is entitled to receive 15% of each distribution of Net Sale Proceeds, while the Trust is entitled to receive 85% of Net Sale Proceeds and 100% of any other distributions. As of December 31, 2016, the estimated amount related to the promote fee to the holder of the Special Units is $20.7 million, which is included in accrued liquidation costs on the consolidated statement of net assets in liquidation.

7. COMMITMENTS AND CONTINGENCIES

Neither the Trust nor any of its subsidiaries is presently involved in any material litigation nor, to the Trust’s knowledge, is any material litigation threatened against the Trust or its subsidiaries. As of December 31, 2016, the Trust had approximately $12.9 million in estimated costs for unfunded development commitments that the Trust is obligated to fund under construction contracts, assuming certain conditions are met.

Environmental Matters

A majority of the Trust’s properties are subject to environmental reviews either by the Trust or the previous owners. The Trust has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Trust may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Trust is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in the Annual Report on Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have no directors. We are administered by our trustees. As of the date of this report, our trustees and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position	Term of Office
Dwight L. Merriman III	56	Chief Executive Officer and Trustee	Since September 2015 as trustee and since October 2015 as Chief Executive Officer
Marshall M. Burton	48	Independent Trustee	Since September 2015
Stanley A. Moore	78	Independent Trustee	Since September 2015
Thomas G. McGonagle	57	Chief Financial Officer	Since October 2015
Joshua J. Widoff	46	Executive Vice President, Secretary & General Counsel	Since October 2015

Dwight L. Merriman III has served as our Chief Executive Officer since October 2015 and as a member of our board of trustees since September 2015. Mr. Merriman has served as the Chief Executive Officer and as a member of the board of directors of Industrial Logistics Realty Trust Inc. (“ILT”) since November 2014. Mr. Merriman also has served as a member of the board of managers of ILT Advisors LLC, the advisor to ILT, since November 2014. Mr. Merriman has served as the Chief Executive Officer and as a member of the board of directors of Industrial Property Trust Inc. (“IPT”) since January 2013. Mr. Merriman also has served as a member of the board of managers of Industrial Property Advisors LLC, the advisor to IPT, since January 2013. Mr. Merriman also served as the Chief Executive Officer of IIT and as the Chief Executive Officer of Industrial Income Advisors LLC, the former advisor to IIT, from March 2010. Mr. Merriman also served as a member of the board of directors of IIT from February 2011 until November 2015, and as a member of the board of managers of Industrial Income Advisors LLC from March 2010. Mr. Merriman has over 30 years of real estate investment and development experience. Prior to joining IIT, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC, or “Stockbridge,” a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds, or “RREEF,” a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board of trustees include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.

Marshall M. Burton has served as an independent trustee of our board of trustees since September 2015. Mr. Burton also has served as an independent director on the board of directors of ILT since August 2015, of IPT since March 2013 and of IIT from December 2009 until November 2015. Mr. Burton has more than 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer, or “Opus”, where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of trustees include his over 16 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Stanley A. Moore has served as an independent trustee of our board of trustees since September 2015. Mr. Moore also has served as an independent director on the board of directors of ILT since August 2015, of IPT since March 2013 and of IIT from February 2011 until November 2015. Mr. Moore is a co-founder and chairman and the former Chief Executive Officer of Overton Moore Properties, or “OMP”, a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2010 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles. His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews.

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

Thomas G. McGonagle has served as our Chief Financial Officer since October 2015. Mr. McGonagle has served as Chief Financial Officer and Treasurer of ILT since November 2014. Mr. McGonagle has served as Chief Financial Officer of IPT since March 2014 and as the Chief Financial Officer and Treasurer of IPT from January 2013 to March 2014. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until

November 2015 and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining IIT, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President—Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation (“Vistar”), at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From August 2007 until the sale of the company in January 2011, Mr. McGonagle served as a director of Pinnacle. From 2006 until the sale of the company in 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Tuck School of Business at Dartmouth College.

Joshua J. Widoff has served as our Executive Vice President, Secretary and General Counsel since October 2015. Mr. Widoff has served as Executive Vice President, Secretary and General Counsel of ILT since November 2014. Mr. Widoff has served as the Executive Vice President, Secretary and General Counsel of IPT since September 2012. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as General Counsel and Secretary of Dividend Capital Diversified Property Fund Inc. (“DPF”) since September 2007, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

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

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily consists of development completion, leasing and sale of our assets and the payment of outstanding obligations, our trustees believe that the services of an audit committee financial expert are not warranted.

Trustee Nominations

We currently do not provide any procedure for our beneficiaries to recommend nominees to our board of trustees.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or other committee that performs similar functions. None of our independent trustees served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2016, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of trustees) of any entity that has one or more executive officers or directors serving as a member of our board of trustees. We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our board of trustees.

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Trustees

The following table sets forth information regarding compensation to our independent trustees for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Total
Marshall M. Burton	$57,500	$57,500
Stanley A. Moore	$57,500	$57,500

Our independent trustees are paid a fee for their services of $12,500 per quarter as well as $2,500 per Trustee meeting, and are reimbursed by the Trust for all out-of-pocket costs and expenses.

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

There is no public market for our units. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.

The following table shows, as of January 24, 2017, the number of units beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of the units outstanding; (ii) each of our trustees; (iii) each of our executive officers; and (iv) all of our trustees and executive officers as a group.

Name of Beneficial Owner (1)	Title	Number of Units Beneficially Owned (1)	Percent of Units as of January 24, 2016
Dwight L. Merriman III	Chief Executive Officer and Trustee	—	*
Marshall M. Burton	Independent Trustee	11,343	*
Stanley A. Moore	Independent Trustee	11,343	*
Thomas G. McGonagle	Chief Financial Officer	—	*
Joshua J. Widoff	Executive Vice President, Secretary & General Counsel	—	*
Beneficial ownership of units by all trustees and executive officers as a group (5 persons)	—	22,686	*

*	Less than one percent.
(1)	Each beneficial owner has the sole power to vote and dispose of all units held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We also are obligated, subject to certain limitations, to reimburse the Trust Advisor for certain costs incurred by the Trust Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to us under the Management Services Agreement, provided that the Trust Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. This description of the Management Services Agreement is qualified in all respects by reference to the Management Services Agreement incorporated by reference as Exhibit 10.2 to this Annual Report on Form 10-K.

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

The foregoing summary is qualified in its entirety by reference to the LLC Agreement incorporated by reference as Exhibit 10.3 to this Annual Report on Form 10-K.

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

The foregoing summary is qualified in its entirety by reference to the Indemnification Agreement incorporated by reference as Exhibit 10.4 to this Annual Report on Form 10-K.

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

The foregoing summary is qualified in its entirety by reference to the Form of Trustee and Officer Indemnification Agreement incorporated by reference as Exhibit 10.6 to this Annual Report on Form 10-K.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

10.1	Amended and Restated Agreement and Declaration of Trust, by and among Industrial Income Trust Inc., Dwight L. Merriman III, Marshall M. Burton and Stanley A. Moore, dated November 3, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.2	Amendment No. 1 to Amended and Restated Agreement and Declaration of Trust, by and among Industrial Income Trust Inc., Dwight L. Merriman III, Marshall M. Burton and Stanley A. Moore, dated September 16, 2016. Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.3	Management Services Agreement, by and among DC Liquidating Assets Holdco LLC, DC Industrial Liquidating Trust and DCG Liquidating Advisor LLC, dated November 3, 2015. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.4	Amended and Restated Limited Liability Company Agreement by and between DC Industrial Liquidating Trust and Industrial Income Advisors Group LLC, dated November 3, 2015. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.5	Indemnification Agreement, by and among the Trust, the Liquidating Company and IIT, dated November 3, 2015. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.6	Form of Trustee and Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.7	Construction Loan Agreement, by and among the Borrowers thereto and Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.8	Promissory Note made by the Borrowers party to the Construction Loan Agreement to Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.9	Repayment Guaranty Agreement, by DC Liquidating Assets Holdco LLC in favor of Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

10.10	Completion Guaranty Agreement, by DC Liquidating Assets Holdco LLC in favor of Wells Fargo Bank, National Association, dated November 4, 2015. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 4, 2015.

Exhibit No.	Description

21.1*	List of Subsidiaries of DC Industrial Liquidating Trust.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

DC INDUSTRIAL LIQUIDATING TRUST

SCHEDULE III—REAL ESTATE

		Real Estate Assets Contributed to the Trust on November 3, 2015				Real Estate Assets Held for Sale as of December 31, 2016
($ in thousands)	# of Properties	Land	Buildings and Improvements	Total	Change in Real Estate Assets	Land	Buildings and Improvements	Total (1)	Completion Date (2)
Bluegrass DC II in Alpharetta, GA	1	$1,800	$1,383	$3,183	$10,617	$2,800	$11,000	$13,800	Q2-2016
Cajon DC in San Bernardino, CA	1	20,710	41,110	61,820	380	16,900	45,300	62,200	Q3-2014
Redlands DC in in Redlands, CA	1	23,250	39,720	62,970	(1,670)	17,100	44,200	61,300	Q3-2015
Lehigh Valley Crossing DC I in Macungie, PA	1	5,400	28,300	33,700	7,800	6,300	35,200	41,500	Q4-2015
Lehigh Valley Crossing DC II in Macungie, PA (3)	1	2,400	98	2,498	8,592	4,900	6,190	11,090	Q1-2017
Lehigh Valley Crossing DC III in Macungie, PA	1	1,450	7,925	9,375	1,625	2,300	8,700	11,000	Q4-2015
Miami DC III in Medley, FL	1	3,200	7,200	10,400	3,200	4,400	9,200	13,600	Q4-2015
Miami DC IV in Medley, FL	1	2,600	6,800	9,400	1,300	3,500	7,200	10,700	Q4-2015
Miami DC III Land in Medley, FL	1	1,350	4	1,354	646	2,000	—	2,000	N/A
Tamarac Commerce Center II in Tamarac, FL	1	3,900	6,800	10,700	3,800	6,700	7,800	14,500	Q4-2015
Tamarac Commerce Center III in Tamarac, FL	1	1,800	2,500	4,300	400	3,000	1,700	4,700	Q4-2015

Total	11	$67,860	$141,840	$209,700	$36,690	$69,900	$176,490	$246,390

(1)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values.
(2)	The completion date represents the fiscal quarter during which the acquisition or building shell completion occurred.
(3)	This property reached shell completion in January 2017 and is now in the lease-up stage.

The changes in total real estate for the year ended December 31, 2016 and for the period from November 3, 2015 to December 31, 2015 are as follows:

(in thousands)	For the Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015
Investment in real estate properties:
Balance at beginning of period	$213,343	$209,700
Development activities	22,465	2,864
Tenant improvements	6,641	779
Liquidation adjustments	3,941	—

Balance at end of period	$246,390	$213,343

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 31, 2017.

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

Signature	Title	Date

/S/ MARSHALL M. BURTON Marshall M. Burton	Trustee	January 31, 2017

/S/ STANLEY A. MOORE Stanley A. Moore	Trustee	January 31, 2017

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Trustee and Chief Executive Officer (Principal Executive Officer)	January 31, 2017

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 31, 2017